Form 10-Q
period 2010-03-31
SRKP 25 INC
filed 2010-04-15
CIK 1423242

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,096,390 shares of common stock, par value $.0001 per share, outstanding as of April 15, 2010.

SRKP 25, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	2

	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2010
	and March 31, 2009 and for the Cumulative Period from December 17, 2007
	(Inception) to March 31, 2010	3

	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2010
	and March 31, 2009 and for the Cumulative Period from December 17, 2007
	(Inception) to March 31, 2010	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Removed and Reserved	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signatures		14

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

The results for the period ended March 31, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2009.

SRKP 25, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$12,729	$21,349

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	97,500	97,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value
10,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value
100,000,000 shares authorized, 7,096,390 issued and
outstanding	710	710
Additional paid-in capital	6,790	6,790
(Deficit) accumulated during development stage	(92,271)	(83,651)

Total Stockholders' Equity (Deficit)	(84,771)	(76,151)

	$12,729	$21,349

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 25, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
	For the Three	For the Three	December 17, 2007
	Months Ended	Months Ended	(Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

REVENUE	$-	$-	$-

EXPENSES	8,620	12,253	92,271

NET (LOSS)	$(8,620)	$(12,253)	$(92,271)

NET (LOSS) PER COMMON SHARE-BASIC	$ *	$ *

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	7,096,390	7,096,390

*  Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 25, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	For the Three	For the Three	December 17, 2007
	Months Ended	Months Ended	(Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(8,620)	$(12,253)	$(92,271)

Net Cash (Used In) Operating Activities	(8,620)	(12,253)	(92,271)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	-	-	5,000
Warrants issued for cash	-	-	2,500
Advances from stockholders	-	25,000	97,500

Net Cash Provided by Financing Activities	-	25,000	105,000

NET INCREASE/(DECREASE) IN CASH AND CASH
EQUIVALENTS:	(8,620)	12,747	12,729

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	21,349	3,581	-

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$12,729	$16,328	$12,729

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

Income Taxes
In accordance with ASC Topic 740, Accounting for Income Taxes, the Company accounts for income taxes under the liability method of accounting for income taxes.  Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.  .

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

At March 31, 2010 and 2009, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

SRKP 25, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided at a charge by WestPark Capital.  The Company’s President is also the Chief Executive Officer of WestPark Capital. For the three months ended March 31, 2010, the Company incurred costs of $3,000 for these services. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $97,500 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

NOTE 5 - POTENTIAL MERGER

On March 31, 2010, the Company entered into a Share Exchange Agreement (the “Agreement”) with CD Media (Holding) Co., Limited, a company organized in the British Virgin Islands (“CD Media BVI”), Huizhou CD Media Advertisement Co., Ltd., a company organized in the People’s Republic of China and a wholly-owned subsidiary of CD Media BVI (“CD Media Huizhou”), Beijing CD Media Advertisement Co., Ltd, a company organized in the People’s Republic of China and controlled by CD Media Huizhou (“CD Media Beijing”, and together with CD Media BVI and CD Media Huizhou, the “CD Media Entities”) and all of the shareholders of CD Media BVI (each, a “shareholder” and collectively, the “Shareholders”) pursuant to which the Company will issue an aggregate of 18,900,000 shares (the “Company Shares”) of the Company’s common stock, par value $.0001 per share (the “Common Stock”) to the Shareholders in exchange for 100% of the issued and outstanding shares of the capital stock of CD Media BVI (the “Share Exchange”). The terms of the Share Exchange provide that the Company will cause to be cancelled, up to an aggregate of 5,096,390 shares of the Company’s Common Stock and warrants to purchase up to an aggregate of 6,329,723 shares of Common Stock held by certain stockholders (the “Share and Warrant Cancellation”) pursuant to the terms and conditions of that certain Share and Warrant Cancellation Agreement.  The Company, among other things, also agreed to have concluded an equity financing by the time of the closing of the Share Exchange (the “Equity Financing”).

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

On March 31, 2010, the Company entered into a Share Exchange Agreement (the “Agreement”) with CD Media (Holding) Co., Limited, a company organized in the British Virgin Islands (“CD Media BVI”), Huizhou CD Media Advertisement Co., Ltd., a company organized in the People’s Republic of China and a wholly-owned subsidiary of CD Media BVI (“CD Media Huizhou”), Beijing CD Media Advertisement Co., Ltd, a company organized in the People’s Republic of China and controlled by CD Media Huizhou (“CD Media Beijing”, and together with CD Media BVI and CD Media Huizhou, the “CD Media Entities”) and all of the shareholders of CD Media BVI (each, a “shareholder” and collectively, the “Shareholders”) pursuant to which the Company will issue an aggregate of 18,900,000 shares (the “Company Shares”) of the Company’s common stock, par value $.0001 per share (the “Common Stock”) to the Shareholders in exchange for 100% of the issued and outstanding shares of the capital stock of CD Media BVI (the “Share Exchange”). The terms of the Share Exchange provide that the Company will cause to be cancelled, up to an aggregate of 5,096,390 shares of the Company’s Common Stock and warrants to purchase up to an aggregate of 6,329,723 shares of Common Stock held by certain stockholders (the “Share and Warrant Cancellation”) pursuant to the terms and conditions of that certain Share and Warrant Cancellation Agreement.  The Company, among other things, also agreed to have concluded an equity financing by the time of the closing of the Share Exchange (the “Equity Financing”).

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months will be to complete the transactions contemplated by the Share Exchange.  In the event the Company does not consummate the transactions contemplated by the Share Exchange the Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

If the Share Exchange is not consummated, the Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is not selected, in the event the Share Exchange is not consummated, may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of March 31, 2010, the Company had assets equal to $12,729 comprised exclusively of cash.  This compares with assets of $21,349, comprised exclusively of cash, as of December 31, 2009.  The Company’s current liabilities as of March 31, 2010 totaled $97,500, comprised exclusively of monies due to stockholders.  This compares to the Company’s current liabilities as of December 31, 2009 of $97,500, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	For the Cumulative Period from December 17, 2007 (Inception) to March 31, 2010
Net Cash (Used in) Operating Activities	$(8,620)	$(12,253)	$(92,271)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$25,000	$105,000
Net Increase/(Decrease) in Cash and Cash Equivalents	$(8,620)	$12,747	$12,729

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 17, 2007 (Inception) to March 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2010, the Company had a net loss of $8,620, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 in February of 2010. This compares with a net loss of $12,253 for the three months ending March 31, 2009, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 in February of 2009.

For the cumulative period from December 17, 2007 (Inception) to March 31, 2010, the Company had a net loss of $92,271, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in January of 2008 and the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

On March 31, 2010, the Company entered into a Share Exchange Agreement (the “Agreement”) with CD Media (Holding) Co., Limited, a company organized in the British Virgin Islands (“CD Media BVI”), Huizhou CD Media Advertisement Co., Ltd., a company organized in the People’s Republic of China and a wholly-owned subsidiary of CD Media BVI (“CD Media Huizhou”), Beijing CD Media Advertisement Co., Ltd, a company organized in the People’s Republic of China and controlled by CD Media Huizhou (“CD Media Beijing”, and together with CD Media BVI and CD Media Huizhou, the “CD Media Entities”) and all of the shareholders of CD Media BVI (each, a “shareholder” and collectively, the “Shareholders”) pursuant to which the Company will issue an aggregate of 18,900,000 shares (the “Company Shares”) of the Company’s common stock, par value $.0001 per share (the “Common Stock”) to the Shareholders in exchange for 100% of the issued and outstanding shares of the capital stock of CD Media BVI (the “Share Exchange”). The terms of the Share Exchange provide that the Company will cause to be cancelled, up to an aggregate of 5,096,390 shares of the Company’s Common Stock and warrants to purchase up to an aggregate of 6,329,723 shares of Common Stock held by certain stockholders (the “Share and Warrant Cancellation”) pursuant to the terms and conditions of that certain Share and Warrant Cancellation Agreement.  The Company, among other things, also agreed to have concluded an equity financing by the time of the closing of the Share Exchange (the “Equity Financing”).

If completed, the Share Exchange will result in a change in control of the Company.  The Company will become the 100% parent corporation of CD Media BVI and the Shareholders will become stockholders of the Company. Li Hui Hua and Fu Hai Ming will be appointed to the board of directors of the Company and the current members of our board of directors, Richard A. Rappaport, our current President and Anthony C. Pintsopoulos, our Chief Financial Officer and Secretary will resign from their director and officer positions with the Company.  In addition, concurrent with the closing of the Share Exchange, the board of directors will appoint Li Hui Hua and Fu Hai Ming to serve as our Chief Executive Officer and Corporate Secretary, respectively.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 17, 2007.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

SRKP 25, INC.

Dated: April 15, 2010	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

Dated: April 15, 2010	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Accounting Officer
Principal Financial Officer