Form 10-Q
period 2010-06-30
China Century Dragon Media, Inc.
filed 2010-08-16
CIK 1423242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 000-53021

China Century Dragon Media, Inc.
 (Exact name of Registrant as specified in its charter)

Delaware	26-1583852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 801, No. 7, Wenchanger Road, Jiangbei, Huizhou City, Guangdong Province, China
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

0086-0752-3138789
 (COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, was 25,312,838 as of August 13, 2010.

CHINA CENTURY DRAGON MEDIA, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

China Century Dragon Media, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$2,586,766	$654,831
Accounts receivable, net	18,078,423	5,433,776
Advances for advertising slots	7,100,936	7,589,725
Total current assets	27,766,125	13,678,332
Property and equipment, net	29,614	31,900
Capitalized television cost	-	6,821,550
Total Assets	$27,795,739	$20,531,782

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$1,446,716	$885,013
Customer deposit	389,206	1,776,364
Accrued liabilities	155,210	184,341
Various taxes payable	160,011	320,712
Corporate tax payable	927,590	1,678,069
Total current liabilities	3,078,733	4,844,499
Due to Related parties	735	-
Total current liabilities	3,079,468	4,844,499

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Common Stock $0.0001 par value, 100,000,000 shares authorized, 25,312,838 shares issued and outstanding at June 30, 2010 and 19,100,000 shares issued and outstanding at December 31, 2009, respectively	2,531	1,910
Additional paid-in capital	5,165,060	680,440
Accumulated other comprehensive income	444,874	333,533
Statutory surplus reserve fund	790,138	790,138
Retained earnings (unrestricted)	18,313,668	13,881,262
Total stockholders' equity	24,716,271	15,687,283
Total Liabilities & Equity	$27,795,739	$20,531,782

See accompanying notes to the Consolidated Financial Statements.

China Century Dragon Media, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	For the Three Month Ended June 30,		For the Six Month Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$23,765,363	$12,373,912	$51,774,512	$23,759,761
Cost of Goods Sold	(19,128,507)	(10,062,665)	(42,685,393)	(19,393,434)
Gross Profit	4,636,856	2,311,247	9,089,119	4,366,327

General and administrative
Selling Expenses	744,726	485,391	1,350,724	902,059
General and administrative	1,257,680	122,966	1,438,234	244,256
Depreciation of equipment	2,693	2,188	5,223	4,297
Total operating expenses	2,005,099	610,545	2,794,181	1,150,612

Income from operations	2,631,757	1,700,702	6,294,938	3,215,715
Other expense	(6,331)	-	(6,331)	-
Interest income	558	721	891	1,384

Income before income taxes	2,625,984	1,701,423	6,289,498	3,217,099
Income taxes	(929,055)	(425,356)	(1,857,092)	(804,279)

Net income	$1,696,929	$1,276,067	$4,432,406	$2,412,820

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	38,748	(26,209)	111,341	(34,769)
Comprehensive Income	$1,735,677	$1,249,858	$4,543,747	$2,378,051

Earnings per share - Basic	$0.07	$0.07	$0.21	$0.13

Weighed-average shares outstanding, Basic	23,332,923	19,100,000	21,228,154	19,100,000

Earnings per share - Diluted	$0.07	$0.07	$0.20	$0.13

Weighed-average shares outstanding, Diluted	24,752,256	19,100,000	22,647,487	19,100,000

See accompanying notes to the Consolidated Financial Statements.

China Century Dragon Media, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2010

	Capital share		Additional Paid-in	Statutory Reserve	Accumulated Other Comprehensive	Retained Earnings	Total Stockholders'
	Share	Amount	Capital	Fund	Income	(Unrestricted)	Equity
Balance, December 31, 2009	19,100,000	1,910	630,440	790,138	333,533	13,881,262	15,637,283
Retention of 2,646,000 shares held by original SRKP 25 shareholders	2,646,000	265	(265)	-	-	-	-
Issuance of 3,566,838 shares at $1.50 per share in private offering, net of offering costs	3,566,838	356	4,534,885	-	-	-	4,535,241
Foreign currency translation adjustment	-	-	-	-	111,341	-	111,341
Net income for the six months ended June 30, 2010 (Unaudited)	-	-	-	-	-	4,432,406	4,432,406
Balance, June 30, 2010 (Unaudited)	25,312,838	$2,531	$5,165,060	$790,138	$444,874	$18,313,668	$24,716,271

See accompanying notes to the Consolidated Financial Statements.

China Century Dragon Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Six Month Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities

Net Income	$4,432,406	$2,412,820
Adjustments to reconcile net income to net cash provided by(used in) operating activities:
Depreciation	5,223	4,297
Changes in operating assets and liabilities:
Account receivable-trade	(6,555,615)	1,386,449
Advances for advertising slots	497,584	2,507,161
Capitalized television cost	746,720	(4,090,800)
Accounts payable and accrued liabilities	370,259	1,463,365
Customer deposits	(1,389,216)	1,175,611
Corporate income tax payable	(752,424)	(437,721)
Net cash provided by (used in) operating activities	(2,645,063)	4,421,182

Cash Flows From Investing Activities
Cash paid for equipment additions	(2,902)	(2,159)
Net cash used in investing activities	(2,902)	(2,159)

Cash Flows From Financing Activities
Net proceeds from sale of common stock	4,535,241	-
Cash received from related parties	525,672	-
Cash paid to related parties	(524,937)	-
Net cash provided by financing activities	4,535,976	-

Effect of exchange rate changes on cash	43,924	(12,734)
Net increase (decrease) in cash and cash equivalents	1,931,935	4,406,289
Cash and cash equivalents, beginning of year	654,831	1,219,894

Cash and cash equivalents, end of period	$2,586,766	$5,626,183

Supplemental disclosure information:
Income taxes paid	$929,877	$1,243,409
Interest paid	$-	$-

See accompanying notes to the Consolidated Financial Statements.

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of China Century Dragon Media, Inc. (the “Company” or “CD Media”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 contained in CD Media’s registration statement on Form S-1/A filed with the SEC on June 29, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements have been omitted.

The financial statements reflect China Century Dragon Media, Inc. (“CD Media”, or “the Company”) and its wholly-owned subsidiaries CD Media (Holding) Co., Limited ("CD Media BVI"); and CD Media (HK) Limited; Huizhou CD Media Co., Ltd ("CD Media HZ") . In addition, Beijing CD Media advertisement Co., Ltd ("CD Media Beijing")  is consolidated as a variable interest entity (VIE) due to certain contracts that convey substantially all of the economic benefits to our wholly-owned subsidiary Huizhou CD Media Co., Ltd. All of the revenue is generated in the People’s Republic of China through this VIE arrangement.

On April 30, 2010, the Company completed the Share Exchange with CD Media BVI, the shareholders of CD Media BVI, CD Media HZ and CD Media Beijing. At the closing, CD Media BVI became a wholly-owned subsidiary of the Company and 100% of the issued and outstanding securities of CD Media BVI were exchanged for securities of the Company. An aggregate of 19,100,000 shares of common stock were issued to the shareholders of CD Media BVI and their designees. Prior to the closing of the Share Exchange, the stockholders of the Company agreed to the cancellation of an aggregate of 4,450,390 shares and 5,677,057 warrants to purchase shares of common stock held by them such that there were 2,646,000 shares of common stock and warrants to purchase 1,419,333 shares of common stock owned by them immediately before the Share Exchange. Each member of the Company’s board of directors prior to the Share Exchange resigned in full and appointed Li Hui Hua and Fu Hai Ming to the board of directors of the Company, with Li Hui Hua serving as Chairman. The Board also appointed Li Hui Hua as the Company’s Chief Executive Officer and Zhang Le as the Company’s Chief Financial Officer and Corporate Secretary. Each of these executives and directors were executives and directors of CD Media BVI and/or its subsidiaries.

The warrants have an exercise price of $0.0001 per share and are currently exercisable. According to the terms of the warrants, the warrants expire on the earlier of December 17, 2017 or five years from the date that the Company consummates a merger or other business combination with an operating business or any other event pursuant to which the Company ceases to be a “shell company,” as defined by Rule 12b-2 under the Securities Exchange Act of 1934 and a “blank check company,” as defined by Rule 419 of the Securities Act of 1933. As a result of the close of the Share Exchange on April 30, 2010, the warrants will expire on April 30, 2015.

The transaction has been treated as a recapitalization of CD Media BVI and its subsidiaries, with China Century Dragon Media, Inc. (the legal acquirer of CD Media BVI and its subsidiaries, including the consolidation of the VIE Beijing CD Media Advertisement Co., Ltd.) considered the accounting acquiree, and CD Media BVI whose management took control of China Century Dragon Media, Inc. (the legal acquiree of CD Media BVI) considered the accounting acquirer. The Company did not recognize goodwill or any intangible assets in connection with the transaction. All costs related to the transaction are being charged to operations as incurred. The 19,100,000 shares of common stock issued to the shareholders and designees of CD Media BVI in conjunction with the Share Exchange have been presented as outstanding for all periods. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

NOTE  2. FOREIGN CURRENCY TRANSLATION

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2009	6.83574	6.82082
Six month ended June 30, 2010	6.80860	6.83474
Six month ended June 30, 2009	6.84480	6.84323

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2009	7.76759	7.75194
Six month ended June 30, 2010	7.78470	7.77167
Six month ended June 30, 2009	7.75040	7.75304

NOTE 3. CAPITALIZED FILM COST

Capitalized film cost consists of:

	June 30, 2010	December 31, 2009
"Chi Dan Zhong Xin" television series	$-	$2,347,200
"Xiao Mo Dou" animition	-	4,474,350
Total	$-	$6,821,550

“Chi Dan Zhong Xin ”  Television Series

On January 14, 2009, CD Media Beijing entered into a Cooperation Agreement with a television production company with respect to the production and distribution of the television series "Chi Dan Zhong Xin." The total investment for the series was RMB16,000,000 ($2,347,200), which was fully paid in cash by the Company in 2009.

The television series was completed in first quarter of 2010 and the company sold its share of the TV series to Beijing Zhonghai Rongtong Media Co., Ltd at RMB 16,800,000 ($2,458,000) which result a gain of RMB 800,000 ($110,800) at 2010 first quarter.

“Xiao Mo Dou” Animation Series

On February 2, 2009, CD Media Beijing entered into a Cooperation Agreement with a media distribution company and a software developing company with respect to the production and distribution of the animation series “Xiao Mo Dou”. The total investment for the series was RMB33, 500,000 ($4,474,380), which was fully paid by the Company in 2010 first quarter.

On March 21, 2010, CD Media Beijing entered into an agreement to sell its entire interest in the Xia Mo Duo television series to an unaffiliated third party for RMB 35,175,000 (approximately $5,145,000) on March 20, 2010.  The purchaser agreed to pay 20% of the purchase price to CD Media Beijing within three days of the closing of the agreement, 20% of the purchase price during the quarter ended June 30, 2010, 30% of the purchase price during the quarter ended September 30, 2009 and the remaining 30% of the purchase price during the quarter ended December 31, 2010. The selling price was reported in revenues and the costs are reported as cost of revenues in the accompanying consolidated statements of operations.

CD Media Beijing evaluated the unamortized film production costs for impairment as of December 31, 2009 and determined that no impairment existed related to capitalized film costs.

NOTE 4. RELATED PARTY BALANCE AND TRANSCATIONS

Ms. Hailan Zhang, a stockholder of the Company, had an ending advance balance to the company of USD735 in the second quarter of 2010. The shareholder loan is free of interest with no maturity date.

NOTE 5. INCOME TAX

CD Media HZ was established in Huizhou, PRC, and was entitled to a preferential Enterprise Income Tax (”EIT”) rate. CD Media HZ had applied for foreign investment Enterprise title, subject to tax at a statutory rate of 25%.

CD Media Beijing is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25%on income reported in the statutory financial statements after appropriate tax adjustments .

The effective tax rate for the Company for the six months ended June 30, 2010 and 2009 was 29.5% and 25%, respectively.

NOTE 6. COMMON STOCK WARRANTS

Since the inception of SRKP 25, the shareholders of SRKP 25 held an aggregate of 7,096,390 warrants. Immediately prior to the closing of the share exchange on April 30, 2010, the shareholders agreed and canceled an aggregate of 5,677,057 warrants. Immediately after the Share Exchange and the cancellation, the shareholders held an aggregate of 1,419,333 warrants.

A summary of the Company’s warrant activities for the six months ended June 30, 2010 and year ended December 31, 2009 is as follows:

	Warrants	Average Exercise Price
Balance December 31, 2009	7,096,390	$0.0001
Forfeited/canceled	5,677,057	$0.0001
Balance June 30, 2010	1,419,333	0.0001

NOTE 7. EARNINGS PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period.

Diluted net income per share is computed by using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from warrants to purchase common stock, using the treasury stock method.

The following table illustrates the computation of basic and dilutive net income per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	June 30, 2010	June 30, 2009
Net income attributable to China Century Dragon Media, Inc.	$4,432,406	$2,412,820
Denominator:
Basic weighted-average shares outstanding	21,228,154	19,100,000
Effect of dilutive warrants	1,419,333	-
Diluted weighted-average shares outstanding	22,647,487	19,100,000
Net income per share:
Basic	$0.21	$0.13
Diluted	$0.20	$0.13

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the financial condition and results of operations of China Century Dragon Media, Inc (the “Company”) and its subsidiaries, including its wholly-owned subsidiary, Huizhou CD Media Co., Ltd., a company incorporated under the laws of the People’s Republic of China (“CD Media Huizhou”) and CD Media Advertisement Co., Ltd., a company incorporated under the laws of the People’s Republic of China, (“CD Media Beijing”), which is an entity controlled by CD Media Huizhou, through a series of contractual arrangements.  See the notes to the financial statements of this report for more information on our organization and ownership structure.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes, and the other financial information included in this Quarterly Report.

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, capital expenditures, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements.  Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation: our dependence on China Century Television (“CCTV”); our ability to continue obtaining advertising time slots aired on CCTV; the continued strong market position and national coverage of CCTV channels; CCTV’s continuing to use third party agencies to sell advertising time; our dependence on a limited number of suppliers for our advertising time; our lack of long-term contracts with our customers; our ability to adapt to changing advertising trends and preferences of advertisers, television channels and viewers; our limited ability to adjust the fees we charge for our services; our ability to purchase advertising time from satellite and regional television networks; our ability enter into new advertising media platforms; exposure to People’s Republic of China (the “PRC”) governmental actions regarding the advertising content of our clients; exposure to intellectual property claims from third parties; our ability to raise additional capital to fund our operations; expected growth in consumer spending, average income levels and advertising spending levels; changes in the laws of the PRC that affect our operations and our corporate structure; inflation and fluctuations in foreign currency exchange rates; our ability to obtain all necessary government certifications, approvals, and/or licenses to conduct our business; and the cost of complying with current and future governmental regulations and the impact of any changes in the regulations on our operations. Many of these risks and uncertainties are beyond our control. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described elsewhere in this report occur. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

Through CD Media Beijing, we are engaged in the promotion, sale and marketing of advertising packages on China television stations. We typically purchase advertising time packages that air on CCTV-1, CCTV-2 and CCTV-3, three of the main channels of CCTV, the state television station of the PRC, which we repackage and sell to our customers.  Currently we obtain almost all of our advertising time from third parties that act as agents for the sale of advertising time slots by CCTV.  During the six months ended June 30, 2010, we obtained a very small amount of advertising time directly from CCTV.

Our advertising business includes securing all or a portion of advertising time and other advertising rights, which include soft advertising, such as sponsorship, on a specific television channel or program.  We derive revenues in these cases from selling the advertising media resources that we have acquired to advertisers.

Recent Events

Share Exchange

We entered into an amended and restated share exchange agreement effective April 23, 2010, with CD Media BVI, CD Media Huizhou, CD Media Beijing, and the shareholders of CD Media BVI pursuant to which the shareholders of CD Media BVI would transfer all of the issued and outstanding securities of CD Media BVI to us in exchange for 19,100,000 shares of our common stock (the “Share Exchange”).  On April 30, 2010, the Share Exchange closed and CD Media BVI became our wholly-owned subsidiary.  Upon the closing of the Share Exchange, we immediately changed our name from “SRLP 25, Inc.” to “China Century Dragon Media, Inc.” A total of 19,100,000 shares were issued to the former shareholders of CD Media BVI and their designee.  Prior to the closing of the Share Exchange and the closing of the Private Placement (described below), the our stockholders prior to the Share Exchange (the “Original Stockholders”) agreed to the cancellation of an aggregate of 4,450,390 shares and 5,677,057 warrants to purchase shares of common stock held by them such that there were 2,646,000 shares of common stock and warrants to purchase 1,419,333 shares of common stock owned by them immediately after the Share Exchange and Private Placement. The warrants are currently exercisable and expire on April 30, 2015.  We paid a $215,750 success fee to WestPark Capital for services provided in connection with the Share Exchange, including coordinating the share exchange transaction process, interacting with principals of the shell corporation and negotiating the definitive purchase agreement for the shell, conducting a financial analysis of CD Media BVI, conducting due diligence on CD Media BVI and its subsidiaries and managing the interrelationships of legal and accounting activities.

Pursuant to the terms of the Share Exchange and a Registration Rights Agreement entered into with each of the Original Stockholders, we agreed to register all of the 2,646,000 shares of common stock and all of the 1,419,333 shares of common stock underlying the 1,419,333 warrants held by the Original stockholders, all of which were outstanding immediately prior to the closing of the Share Exchange.  These shares will be included in a subsequent registration statement (the “Subsequent Registration Statement”) that we intend to file on or about November 24, 2010 (the “Required Filing Date”).  We agreed to use reasonable efforts to cause the Subsequent Registration Statement to become effective within one hundred fifty (150) days after the Required Filing Date or the actual filing date, whichever is earlier, or one hundred eighty (180) days after the Required Filing Date or the actual filing date, whichever is earlier, if such Subsequent Registration Statement is subject to a full review by the SEC (the “Required Effectiveness Date”). If we fail to file the Subsequent Registration Statement by the Required Filing Date or if it does not become effective on or before the Required Effectiveness Date we are required to issue, as liquidated damages, to each of the original SRKP 25 stockholders shares (the “Penalty Shares”) equal to a total of 0.0333% of their respective shares for each calendar day that the Subsequent Registration Statement has not been filed or declared effective by the SEC (and until the Subsequent Registration Statement is filed with or declared effective by the SEC), as applicable.   However, no Penalty Shares shall be due to the Original Stockholders if we are using our best efforts to cause the Subsequent Registration Statement to be filed and declared effective in a timely manner.

Private Placement

In addition, on April 30, 2010, concurrently with the close of the Share Exchange, we closed a private placement of shares of our common stock.  Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 3,566,838 shares of common stock at $1.50 per share (the “Private Placement”).  As a result, we received gross proceeds in the amount of approximately $5.35 million.

Factors Affecting Our Results of Operations

Material underlying drivers of our ability to maintain and increase our level of revenues include the unit advertising price that we are able to charge our customers, the overall volume of advertising time sold, and enhancement of our portfolio of advertising time.  Our business, results of operations and financial condition are significantly affected by a number of factors and trends, including:

Ability to Obtain High Quality Advertising Time Slots on Favorable Terms

We depend on the high quality advertising time slots we obtain from third party providers for airing on CCTV for our advertising services. Most of our revenues for our advertising services are derived from the advertising time slots we obtain from these providers. Our ability to continue to obtain our existing advertising time slots and to add additional high quality advertising time slots will have a significant effect on our results of operations.

The quality of advertising time slots available to us is measured based on the perceived effectiveness of advertisements placed during such time slots, which is in turn affected by the ratings and the geographical and demographic coverage of the relevant television programs. Our results of operations will be affected by any changes with respect to the popularity, rating or coverage of the television programs during which our advertising time slots occur.

Our profitability also depends on the price of advertising time slots charged to us by these third party providers. These providers have been increasing the prices for many of their advertising time slots in recent years, and we expect that they will continue to raise such prices in the future. Our profit margin may be affected if we are not able to obtain the rights to these advertising time slots on favorable terms or pass on the increasing costs to our clients. If any other advertising agency is able to obtain such high quality advertising time slots on terms more favorable than ours, we may lose our clients and our revenues may decline.

Ability to Increase the Size, Quality and the Level of Diversification of Our Advertising Client Base

We compete for the advertising spending of advertisers with other advertising agencies, including both international advertising agencies and domestic Chinese advertising agencies, some of which are also our clients. From time to time these agencies introduce their clients to us, primarily due to our rights over certain advertising time slots on CCTV. We plan to continue to attract new business from potential clients, as well as to gain more business from our existing corporate clients, by increasing our sales efforts and by seeking opportunities to provide these clients with additional services. We will continue to improve the size, quality and level of diversification of our client base, leveraging the high quality advertising time slots we have obtained.

Level of Advertising Spending

Demand for our services and, as a result, growth in our revenues are driven by overall advertising spending in China, which is influenced by the pace of overall economic growth. We expect that the overall economic growth in China will contribute to an increase in advertising spending by international and domestic brand names looking to reach a growing consumer market.

In addition, the demand for our services is affected by the level of television advertising spending in China, which is in turn affected by the popularity of television programs in China and advertisers’ perceptions regarding the effectiveness of television advertising.  Television advertising also competes with other advertising media, such as billboards, Internet, mobile phones and out-of-home advertising networks.

Aside from fluctuations in the level of advertising spending resulting from changes in the overall economic and market conditions in China, our revenues are affected by seasonal fluctuations in consumer spending that also affect the level of advertising spending over time in China. The first and forth quarters of each year are expected to be stronger seasons for the Chinese advertising industry in general. As a result, our quarterly results of operations may fluctuate significantly from period to period.

Revenues

Substantially all of our revenues are derived from reselling blocks (or slots) of advertising time on several popular television channels of CCTV. We typically acquire this advertising time in large blocks from certain advertising agencies that work directly with CCTV. We repackage these large blocks into smaller time slots and sell these smaller slots to advertising agencies or other companies. Our pricing depends on the quality, ratings and target audience of the relevant television programs where the advertisements will be broadcast, the sales prices of our competitors, general market conditions and market demand. We recognize the revenue ratably over the broadcast period, which is normally one to three weeks.

Cost of Revenues

We purchase blocks of advertising time on certain CCTV programs for a negotiated fee. Part or all of the fees is paid in advance and we recognize this cost, as our cost of goods sold, at the same time that we recognize the related revenue, which is ratably over the broadcast periods. The broadcast period typically ranges from one to three weeks and represents substantially all of our cost of goods sold.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries and benefits for our sales and marketing personnel, office rental expenses directly related to our sales and marketing activities, traveling expenses incurred by our sales personnel and promotional and entertainment expenses. Our sales personnel receive performance-based compensation and we market our services primarily through the efforts of our sales and marketing personnel. We expect selling and marketing expenses to increase as we expand our sales force.

General and Administrative Expenses

Our general and administrative expenses primarily consist of salaries and benefits for our management, accounting and administrative personnel, professional service fees, office rental and maintenance expenses directly related to our general office administration activities, depreciation of office equipment, other administrative expenses and allowances for doubtful accounts. We expect our general and administrative expenses to increase as we hire additional personnel, improve our corporate infrastructure and incur additional costs to meet the requirements of being a public company in the U.S.

PRC Business Tax and Related Surcharges

Our PRC subsidiaries, CD Media Huizhou and CD Media Beijing, are required to pay business tax at a rate of 5.0%, and related surcharges at a rate of approximately 3.0%, on our gross profit from providing advertising services. Under the PRC tax law, business tax is levied on the net amount of total advertising revenues less media fees paid to the media providers.

Critical Accounting Policies and Estimates

We prepare our combined finanfcial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities as of the date of our financial statements and our revenues and expenses during the financial reporting period. Our estimates and assumptions are based on available information and our historical experience, as well as other estimates and assumptions that we believe to be reasonable. The estimates and assumptions that form the basis for our judgments may not be readily apparent from other sources. We continually evaluate these estimates and assumptions based on the most recently available information, our own experience and other assumptions that we believe to be reasonable. Our actual results may differ significantly from estimated amounts as a result of changes in our estimates or changes in the facts or circumstances underlying our estimates and assumptions. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on our management’s judgment. When reviewing our combined financial statements, you should take into account:

•	the related judgments made by our management and other uncertainties affecting the application of these policies;

•	the sensitivity of our reported results to changes in prevailing facts and circumstances and our related estimates and assumptions; and

•	the risks and uncertainties described under “Risk Factors.”

Results of Operations

The following table sets forth information from our statements of operations for the three months ended June 30, 2010 and 2009 (unaudited) in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	(unaudited)		(unaudited)
Revenue	$23,765	100%	$12,374	100%	$51,774	100%	23,760	100%
Cost of Goods Sold	(19,128)	80.5%	(10,063)	81.3%	(42,685)	82.4%	(19,394)	81.6%
Gross Profit	$4,637	19.5%	$2,311	18.7%	$9,089	17.6%	4,366	18.4%

General and administrative
Selling Expense	745	3.1%	485	3.9%	1,351	2.6%	902	3.8%
General and administrative	1,257	*	123	*	1,438	*	244	*
Depreciation of equipment	3		2		5		4
Total operating expenses	$2,005	8.4%	$610	4.9%	$2,794	5.4%	1,150	4.8%

Income from operations	$2,632	11.1%	$1,701	13.7%	$6,295	12.2%	$3,216	13.5%

Other income (expenses)	(6)	*	-	-	(6)	*	-	-
Interest income	*	*	*	*	*	*	1	0.0%

Income before income taxes	$2,626	11.0%	$1,701	13.8%	6,289	12.1%	$3,217	13.5%
Income taxes	(929)	3.9%	(425)	3.4%	(1,857)	3.6%	(804)	3.4%
Net Income	$1,697	7.1%	$1,276	10.3%	4,432	8.6%	$2,413	10.2%

*	Less than 1,000 or 0.1%

Three months ended June 30, 2010 and 2009

Revenues were $23.8 million for the three months ended June 30, 2010, an increase of $11.4 million, or 92.1%, compared to $12.4 million for the same period in 2009.  The revenue increase can be attributed to a few key factors. The general economic conditions in China improved in the second quarter of 2010 compared to the same period in 2009, which spurred our customers to spend more on television advertising time and resulted in greater demand for our advertising time on CCTV during the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009.  We sold a total of 2,821 minutes of advertising time during the three months ended June 30, 2010, as compared with 2,516 minutes in second quarter of 2009, an increase of 305 minutes or 12%. In addition, the average price per minute of the time sold in the second quarter of 2010 was $7,959, or 62% greater than the average price per minute of time sold of $4,902 in second quarter of 2009.  The increase in the average price per minute of advertising sold is due to higher demand for advertising time on CCTV channels, including an increased demand from our clients for advertising time on programs with higher viewerships for which we were able to charge more per minute sold.  During the quarter ended June 30, 2010, we expanded our client base, which resulted in purchases of approximately $18.6 million from new clients.  This increase in revenues from new clients was partially offset by the decision by some of our existing clients not to purchase advertising time in the three months ended June 30, 2010.

Cost of goods sold mainly includes the purchase price we paid for the commercial time slots on CCTV channels. For the three months ended June 30, 2010, cost of goods sold amounted to $19.1 million or 80.5% of revenues, as compared to $10.1 million or 81.3% of revenues, for the same period in 2009. The increase of cost of goods sold is the combined result of our sale of 305 more advertising minutes during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 and a 69.5% increase in the average cost per minute of the advertising time we purchased on CCTV, due to our vendors’ increase in the prices for advertising time purchased by us and to our clients’ purchase of more sought-after advertising time slots during the three months ended June 30, 2010, which are generally more expensive for us to obtain from our vendors. For the most part, we believe that we can pass the increase in prices charged by our vendors for our advertising time to our clients, however, there is no guarantee that we will able to do so in the future.

Gross profit for the three months ended June 30, 2010 was $4.6 million, or 19.5% of revenues, an increase of $2.3 million or 100.6% compared to $2.3 million, or 18.7% of revenues, for the comparable period in 2009. The increase in our gross profit margin for the three months ended June 30, 2010 is primarily due to the fact that we were able to pass more of the full cost of the increase in our costs to purchase advertising time to our clients. The strong demand for CCTV commercial time slots from our clients helped us maintain our margin in second quarter of 2010, as our clients were willing to pay higher prices for our advertising time as the cost of the advertising time increased.

Selling expenses were $0.7 million for the three months ended June 30, 2010, an increase of $0.2 million, or 53.6%, compared to $0.5 million for the same period in 2009.  The increase in selling expenses is mainly attributable to increased sales commission expenses of approximately $132,000, which increased along with the increase in our revenues, and the expansion of our sales force to expand our sales efforts and development of new clients. Selling-related travel expenses also increased approximately $74,000 due to our increase in selling activities to new clients during the three months ended June 30, 2010.

General and administrative expenses were $1.3 million for the three months ended June 30, 2010, an increase of $1.2 million, compared to $0.1 million for the same period in 2009. The significant increase in general and administrative expenses was largely due to expenses related to the Share Exchange and Private Placement of shares of common stock which each closed on April 30, 2010.  Due to the Share Exchange and Private Placement, we incurred increased legal fees of approximately $250,000 and accounting fees of approximately $228,000 during the three months ended June 30, 2010. In addition, we incurred increased consulting fees of $630,000 related to Share Exchange and Private Placement in the three months ended June 30, 2010. Excluding the expenses related to the Share Exchange and Private Placement, the our general and administrative expenses in the three months ended June 30, 2010 were relatively flat with general and administrative expenses in the comparable period in 2009.

Income taxes for the three months ended June 30, 2010 were $0.9 million, an increase of $0.5 million, or 118.6%, over income taxes of $0.4 million for the three months ended June 30, 2009. The increase in income taxes was primarily a result of an increase in our taxable income.  Our subsidiaries located in China, namely CD Media Huizhou and CD media Beijing, pay 25% statuary income tax on income before tax. While our other subsidiaries outside of China only incurred expenses and generated no revenue, we cannot claim any tax benefits from these expenses outside China. We paid an effective tax rate of 35.4% for the three months ended June 30, 2010 as compared to an effective tax rate of 25% during the three months June 30, 2009.

As a result of these factors, we reported net income of $1.7 million for the three months ended June 30, 2010, as compared to net income of $1.3 million for the same period in prior year, an increase of $0.4 million, or 33%.

Six Months Ended June 30, 2010 and 2009

Revenues were $51.8 million for the six months ended June 30, 2010, an increase of $28.0 million, or 117.9%, compared to $23.8 million for the same period in 2009. The increase in revenue can be attributed to few key factors. The general economic conditions in China improved in the first half of 2010 compared to the same period in 2009, which spurred our customers to spend more on television advertising time and resulted in greater demand for our advertising time on CCTV during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  We sold a total of 5,313 minutes of advertising time during the six months ended June 30, 2010, as compared with 4,905 minutes in six months ended June 30, 2009, an increase of 408 minutes or 8.3%. In addition, the average price per minute of the time slot sold in the first six months of fiscal 2010 is $8,074, or 65.6% greater than the average price per minute of time sold of $4,875 sold in the first six months of fiscal 2009. The sale price increase in the average price per minute of advertising sold is due to higher demand for advertising time on CCTV channels, including an increased demand from our clients for advertising time on programs with higher viewerships for which we were able to charge more per minute sold.  During the six months ended June 30, 2010, we expanded our client base, which resulted in purchases of approximately $31.4 million from new clients.  This increase in revenues from new clients was partially offset by the decision by some of our existing clients not to purchase advertising time in the six months ended June 30, 2010.  The increase in revenues was also attributable to our sale of rights in two television series, which contributed $7.6 million in revenues in the six months ended June 30, 2010.

           Cost of goods sold was $42.7 million for the six months ended June 30, 2010, an increase of $23.3 million, or 120.1%, compared to $19.4 million for the same period in 2009. Cost of goods sold mainly includes the purchase price we paid for the commercial time slots on CCTV channels.  The increase of cost of goods sold is the combined result of our sale of 408 more advertising minutes during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 and a 65.9% increase in the average cost per minute of the advertising time we purchased on CCTV, due to our vendors’ increase in the prices for advertising time purchased by us and to our clients’ purchase of more sought-after advertising time slots during the six months ended June 30, 2010, which are generally more expensive for us to obtain from our vendors. Cost of goods sold also includes $6.8 million in costs related to our sale of interest in two television series in the six months June 30, 2010.

Gross profit for the six months ended June 30, 2010 was $9.1 million, or 17.6% of revenues, an increase of $4.7 million or 108.2% compared to $4.4 million, or 18.4% of revenues, for the comparable period in 2009. The decrease in our gross profit margin for the six months ended June 30, 2010 is primarily due to the fact that we sold our rights in two television series programs in the six months ended June 30, 2010, which only had approximately 10% gross margin. Excluding these sales, we had a gross profit margin of 18% during six months ended June 30, 2010 as compared to gross margin of 18.4% in the six months ended June 30, 2009, which was basically flat.

Selling expenses were $1.4 million for the six months ended June 30, 2010, an increase of $0.4 million, or 49.8%, compared to $0.9 million for the same period in 2009. The increase primarily resulted from our increased sales efforts.  Sales commission and bonus expenses increased $0.2 million in the six months ended June 30, 2010 as compared to the comparable period in 2009.  Selling-related travel expenses increased $0.1 million due to our development of new clients during the six months ended June 30, 2010.

General and administrative expenses were $1.4 million for the six months ended June 30, 2010, an increase of $1.2million, or 489.3%, compared to $0.2 million for the same period in 2009. The significant increase in general and administrative expenses was largely due to expenses related to the Share Exchange and Private Placement of shares of common stock which each closed on April 30, 2010.  Due to the Share Exchange and Private Placement, we incurred increased legal fees of approximately $250,000 and accounting fees of approximately $228,000 during the six months ended June 30, 2010. In addition, we incurred increased consulting fees of $630,000 related to Share Exchange and Private Placement in the six months ended June 30, 2010.

Income taxes for the six months ended June 30, 2010 were $1.9 million, an increase of $1.1 million, or 131.0%, over income taxes of $0.8 million for the six months ended June 30, 2009. The increase in income taxes was primarily a result of an increase in our taxable income. Our subsidiaries located in China pay 25% statuary income tax on income before tax. While our other subsidiaries outside of China only incurred expenses and generated no revenue, we cannot claim any tax benefits from these expenses outside China. We paid an effective tax rate of 29.5% for the six months ended June 30, 2010 as compared to an effective tax rate of 25% during the six months June 30, 2009.

Net income for the six months ended June 30, 2010 was $4.4 million, an increase of 83.7% over net income of $2.4 million for the six months ended June 30, 2009, based on the factors described above.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $2.6 million as of June 30, 2010, as compared to $0.7 million as of December 31, 2009. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

On April 30, 2010, we received gross proceeds of approximately $5.35 million in the closing of a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 3,566,838 shares of our common stock at $1.50 per share. We paid WestPark Capital, Inc., the placement agent for the Private Placement, a commission equal to 10.0% with a non-accountable fee of 4.0% of the gross proceeds from the Private Placement. We are also retaining WestPark Capital for a period of five months following the closing of the Private Placement to provide us with financial consulting services for which we will pay WestPark Capital $4,000 per month. Out of the proceeds of the Private Placement, we paid $300,000 to Keen Dragon Group Limited, a third party unaffiliated with CD Media BVI, the Company, or WestPark Capital for services as an advisor to the Company, including assisting in preparations for the Share Exchange and the Company’s listing of securities in the United States.

During the quarter ended March 31, 2010, Hailan Zhang, one of our stockholders loaned a total of HKD 4,063,187 ($523,333) to us.  The loan was made to provide one of our subsidiaries with working capital. We repaid the loan in full prior to June 30, 2010.  The loan was non-interest bearing and had no maturity date.  Also during the quarter ended March 31, 2010, Huabiao Lin, the legal representative of CD Media Huizhou, loaned a total of RMB 15,954 ($2,341) to us.  The loan was made to provide one of our subsidiaries with working capital. We repaid the loan in full prior to June 30, 2010.  The loan was non-interest bearing and had no maturity date.  We do not intend to engage in any related party financing in the future.

Net cash used in operating activities was $2.6 million for the six months ended June 30, 2010 compared to net cash provided by operating activities of $4.4 million for the comparable period in 2009.  The decrease in cash provided by operating activities was primarily due to an increase of accounts receivable in the amount of $6.6 million.  Corporate tax payable was $0.8 million lower and customer deposits fell $1.4 million during the six months ended June 30, 2010. The balance for customer deposits had a higher balance at year-end of 2009 because CCTV demanded a deposit before airing commercials and we in turn required our customers to place deposits with us. We also sold our interest in two television series during the six months ended June 30, 2010. The sales have an installment payment term that last for a year and we have been collecting these payments on time according to the schedules specified by the sale agreements. The outstanding accounts receivable balance from the sale is $4.6 million as of June 30, 2010. Our payment term with our clients typically requires payment in three parts.  We require one part of the payment before the airing of the commercial, one part in the month the commercial airing is completed and the final portion in the month after the commercial is aired.  The increased accounts receivable as of June 30, 2010 is due to an increase in monthly sales. The accounts receivable balance at December 31, 2009 is lower than it is during other periods because our vendors required timely payment at the year-end for their accounting closing.

We did not have significant cash used in investing activities for the six months ended June 30, 2010 and June 30, 2009, as we are not a capital intensive business.

Net cash provided by financing activities was $4.5 million for the six months ended June 30, 2010 as compared to $0 during the six months ended June 30, 2009, which was largely due to the Private Placement transaction that closed during the six months ended June 30, 2010.

Based upon our present plans, we believe that our working capital together with cash flow from operations and funds available to us through financing will be sufficient to fund our capital needs for at least the next 12 months.

Seasonality

Our business is seasonal in nature with the first and fourth quarters being the stronger quarters, because consumers tend to increase their spending during Chinese New Year, which occurs during the first quarter, and advertisers desire to reach consumers during that time.  But we strive to reduce the impact from seasonality by diversifying our client base and reaching out to more new clients.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Although we do not currently have any outstanding debt, we may face some risk from potential fluctuations in interest rates should we decide to incur bank loans, especially if such loans have variable rates.  If interest rates have great fluctuations, our borrowing and financing costs may be significantly affected.

Foreign Currency Risk

Substantially all of our operations are conducted in the PRC, and our primary operational currency is the Chinese Renminbi (“RMB”).  Substantially all of our revenues and expenses are denominated in RMB.  However, we use the United States dollar for financial reporting purposes.  Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system.  Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not become volatile or that the RMB will not devalue significantly against the U.S. dollar.  Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

Country Risk

The substantial portion of our assets and operations are located and conducted in China.  While the PRC economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy.  The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources.  Some of these measures benefit the overall economy of China, but may also have a negative effect on us.  For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us.  If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2010.

Changes in internal control over financial reporting

Effective April 23, 2010, we entered into a share exchange agreement with CD Media BVI, CD Media Huizhou, CD Media Beijing, and the shareholders of CD Media BVI pursuant to which the shareholders of CD Media BVI would transfer all of the issued and outstanding securities of CD Media BVI to us in exchange for 19,100,000 shares of our common stock (the “Share Exchange”). The Share Exchange closed on April 30, 2010. Following the Share Exchange, the sole business conducted by our company is the business conducted by CD Media BVI and it subsidiaries, including CD Media Huizhou, which controls CD Media Beijing, and receives the benefits of CD Media Beijing, through a series of contractual arrangements, and certain of the officers and directors of CD Media BVI and/its subsidiaries became officers and directors of our company. Also, as a result of the Share Exchange, the internal control over financial reporting utilized by CD Media BVI prior to the Share Exchange became the internal control over financial reporting of our company

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that, other than the changes described above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None.

ITEM 1A.       RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

On April 30, 2010, we (i) closed a share exchange transaction, described below, pursuant to which we became the 100% parent of CD Media BVI, (ii) assumed the operations of CD Media BVI and its subsidiaries, including CD Media Beijing which is controlled through contractual arrangements by our wholl-owned subsidiary, CD Media Huizhou; and (iii) changed our name from SRKP 25, Inc. to China Century Dragon Media, Inc. As a result of the closing of the share exchange transaction, there have been material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2009 and we set forth our risk factors below:

RISKS RELATED TO OUR OPERATIONS

We operate in the advertising industry which is subject to changing economic conditions.  A decline in the general economic conditions in the PRC could have a material adverse effect on our business and financial condition.

All of our revenues are generated from our advertising business in the PRC, which in turn is subject to downturns in the PRC economy.  Advertisers typically decrease their purchases of advertising time during economic downturns.  Additionally, advertisers may decrease their purchases of television advertising time to shift to other forms of advertising media upon an adverse change in the PRC economy. Any decrease in demand for advertising time or services from advertisers would negatively affect our revenues and profitability and cause a material adverse effect on our business and results of operations.

Our CCTV-related business has been, and is expected to continue to be, critical to our business and financial performance.

Our CCTV-related business has been, and is expected to continue to be, critical to our business and financial performance.  In particular, we primarily derive revenues from selling television advertising time slots to advertising clients on CCTV, the largest television network in China.  Furthermore, we believe that our track record and performance in securing prime-time advertising time on CCTV have contributed, and may continue to contribute, significantly to our brand name and the development of our client base of Chinese advertisers, which are expected to have a substantial impact on our overall business. Consequently, the continued success in our business is subject to a number of risks, including the following:

•
CCTV may change its sales method at any time as it wishes and without prior notice. While CCTV currently uses third-party agencies to sell a significant portion of its advertising time slots to companies such as ours,  CCTV also sells a portion of its advertising time slots directly by itself or through auctions. If CCTV introduces new methods of sales that are materially different from the methods it is currently using, it may take us a significant amount of time to develop expertise, if at all, in buying advertising time on CCTV under any new sales method.

•
CCTV’s advertising time, particularly prime-time advertising time, is limited and is highly coveted by advertisers and advertising agencies. As a result, there is intense competition for such advertising time. In particular, we face intense competition for CCTV related advertising business from a number of domestic competitors, such as Walk-On Advertising Co., Ltd. (San Ren Xing) and Vision CN Communications Group (Tong Lu), Charm Communications, Inc. and China Mass Media Corp., which may have competitive advantages, such as significantly greater financial, marketing or other resources or stronger market reputation.

Any of these risks could result in a significant decrease in our revenues, which in turn would have a material adverse effect on our business, results of operations, financial condition and prospects.

We depend on a limited number of suppliers for our advertising time.  The loss of any of these suppliers would cause a disruption to our operations and a material adverse effect on our business.

We purchase a significant amount of our advertising time from a few suppliers who act as agents for CCTV.  Our top three suppliers collectively accounted for 20.3%, 29.7%, 20.1%, 30.5% and 49.5% of our total purchases of advertising time during the six months ended June 30, 2010 and 2009 and the years ended December 31, 2009, 2008 and 2007, respectively.  For the six months ended June 30, 2010, we did not have supplier who accounted for more than 10% of our total purchase of advertising time during the period.  If our relationship with any of these suppliers were to end, we would have to obtain advertising time from other suppliers.  We cannot guaranty our investors that we will be able to obtain an adequate supply of advertising time from other suppliers.  Additionally, advertising time that we are able to obtain from other suppliers may not be in as popular time slots or be on as popular CCTV channels as the advertising time that we currently purchase and our customers may not be willing to pay as much for this advertising time.  Our results of operations would be hurt if we are not able to obtain adequate supplies of advertising time that is attractive to our customers.

An unfavorable change in CCTV’s market position could materially and adversely affect our ability to generate revenues and income.

As the largest television network in China, CCTV currently has 21 public channels and 19 pay television channels and reaches approximately 90% of the households in the PRC.  Due to CCTV’s vast coverage across the PRC, advertising time on CCTV channels is seen as an attractive marketing platform by advertisers for advertising their products and services.  Additionally, due to its ownership by the PRC central government, CCTV benefits from special treatment provided by the PRC government, such as the requirement that CCTV-1 be broadcast by all regional television networks in China, making CCTV-1 an attractive channel for advertisers.  CCTV is not the only television network in the PRC.  CCTV faces growing competition from other television networks for market share.  A decline in CCTV’s market position could negatively affect the prices that we are able to charge for the advertising time we purchase that are aired on CCTV, which could negatively impact our ability to generate revenues and income.

We rely on access to advertising time slots during television programs to place our clients’ advertisements and the desirability of the advertising time slots we obtain depends on the popularity of the relevant television programs and other factors that are difficult to predict.

The value of our adverting time slots on CCTV depends on the ratings, popularity and viewership demographics of the shows during which our advertising time slots occur.  We cannot predict the popularity of television programs.  Poor ratings for programs to which our advertising time slots are attached could negatively affect the prices that we can charge for our advertising time purchased for airing on CCTV, which could negatively affect our revenues and results of operations.

 Our ability to adjust the fees we charge for our services is limited and any substantial increase in the prices charged by CCTV for the advertising time slots available to us may reduce our revenues and profitability.

In negotiating with our advertising clients, we set the prices for our advertising packages based on a number of factors, including the popularity of programs to which our time slots are attached, viewer demographics for such programs, prices charged by our competitors and market demand.  We negotiate the pricing terms for the advertising time slots that we purchase from third parties for airing on CCTV when we make the purchase of the advertising time.  We then charge our customers a premium for the advertising time slots and retain the difference in prices as a commission.  These third parties typically increase the prices charged to us for the advertising time slots each year. Our ability to bargain for lower prices for the advertising time slots is limited and while we are typically able to pass on such price increases to our advertising clients, we cannot assure you that we will always be able to pass such increases on to our customers.  If these third parties substantially raise the prices charged to us for the advertising time slots we purchase and we are unable to pass on such costs to our advertising clients, our results of operations would be materially adversely affected.

We may experience difficulties in our planned expansion into regional television networks, which could result in a decrease in our revenues and profitability.

Currently we purchase all of our advertising time slots for airing on CCTV.  As we expand our business, we intend to purchase advertising time from third parties promoters for airing on satellite and regional television networks, or from such networks directly, to expand our products and service offerings.  Our experience in selling advertising time slots on CCTV channels may not translate to selling advertising time slots on such networks.  Our implementation of this strategy could divert resources away from our existing business, which could result in a decrease in our revenues and profitability.

We plan to secure media resources in new advertising media platforms. We may not be successful in that business due to our lack of experience and expertise with respect to those new media platforms and we may face many other risks and uncertainties.

We intend to secure media resources in new advertising media platforms, such as the Internet, radio, mobile devices and indoor or outdoor flat panel displays. Our expertise and experience in television advertising may not be readily applied to advertising businesses involving those new media platforms.  Our existing and potential competitors may have competitive advantages, such as significantly greater financial, marketing or other resource or expertise and experience with respect to new advertising media platforms. As a result, we may not be able to successfully secure media resources in new advertising media platforms on favorable terms, or at all.

            Furthermore, the market in China for advertising services involving some of those new media platforms is relatively new and its potential is uncertain. Our success in securing and managing media resources in new advertising media platforms depends on the acceptance of advertising on those new media platforms by our advertising clients and their continuing interest in such advertising as a component of their advertising strategies.

Implementing our plan to secure media resources in new advertising media platforms will also require us to:

•	continue to identify and obtain media resources in those new media platforms that are attractive to advertisers;

•	significantly expand our capital expenditures to pay for media resources;

•	obtain related governmental approvals; and

•	expand the number of operations and sales staff that we employ.

We cannot assure you that we will be able to successfully secure media resources in new advertising media platforms or that the related business will generate new revenues to pay for any increased capital expenditures or operating costs. If we are unable to successfully implement our strategy relating to new advertising media platforms, or if such expansion does not otherwise benefit our business, our prospects and competitive position may be materially harmed and our business, financial condition and results of operations may be materially and adversely affected.

China regulates media content extensively and we may be subject to government actions based on the advertising content we design for advertising clients or services we provide to them.

PRC advertising laws and regulations require advertisers, advertising operators and advertising distributors, including businesses such as ours, to ensure that the content of the advertisements they prepare or distribute is fair and accurate and is in full compliance with applicable laws, rules and regulations. Violation of these laws, rules or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the PRC government may revoke a violator’s license for advertising business operations.

Our business includes assisting advertising clients in designing and producing advertisements, as well as executing their advertising campaign. Under our agreements with third parties providing advertising time on CCTV we are typically responsible for the compliance with applicable laws, rules and regulations with respect to advertising content that we provide to the media. In addition, some of our advertising clients provide completed advertisements for us to display on CCTV. Although these advertisements are subject to internal review and verification of CCTV, their content may not fully comply with applicable laws, rules and regulations. Further, for advertising content related to special types of products and services, such as alcohol, cosmetics, pharmaceuticals and medical procedures, we are required to confirm that our clients have obtained requisite government approvals, including operating qualifications, proof of quality inspection of the advertised products and services, government pre-approval of the content of the advertisement and filings with the local authorities. We endeavor to comply with such requirements, including by requesting relevant documents from the advertising clients and employing qualified advertising inspectors who are trained to review advertising content for compliance with applicable PRC laws, rules and regulations. However, we cannot assure you that violations or alleged violations of the content requirements will not occur with respect to our operations. If the relevant PRC governmental agencies determine the content of the advertisements that we represent violated any applicable laws, rules or regulations, we could be subject to penalties. Although our agreements with our clients normally require them to warrant the fairness, accuracy and compliance with relevant laws and regulations of their advertising content and agree to indemnify us for violations of these warranties, these contractual remedies may not cover all of our losses resulting from governmental penalties. Violations or alleged violations of the content requirements could also harm our reputation and impair our ability to conduct and expand our business.

We may be exposed to liabilities from allegations that certain of our clients’ advertisements may be false or misleading or that our clients’ products may be defective.

Our advertising customers may become subject to claims that their advertisements are false or misleading or that their products are defective.  We may be joined as a defendant along with our clients in litigation or administrative proceedings related to such claims.  These actions could be costly to defend and could result in harm to our reputation.  If we are made a party to any proceedings relating to such claims, our results of operations would be materially adversely affected.

We receive a significant portion of our revenues from a few large clients, and the loss of one or more of these clients could materially and adversely impact our business, results of operations and financial condition.

We derive a significant portion of our revenues from a limited number of large advertising clients. For example, our ten largest advertising clients accounted for approximately 33.3%, 54%, 35.2%, 47.7% and 61.1% of our total revenues in the six months ended June 30, 2010 and 2009 and the years ended December 31, 2009, 2008 and 2007, respectively. Our clients generally are able to reduce advertising and marketing spending or cancel an advertising campaign at any time for any reason. It is possible that our clients could reduce their advertising spending in a given period in comparison with historical patterns, and they could reduce their advertising spending for future periods. A significant reduction in advertising and marketing spending by our large clients, or the loss of one or more of our large clients, to the extent the loss in our revenues resulting from the loss of these clients is not replaced by new client accounts or increased business from existing clients, would lead to a substantial decline in our revenues, which could have a material adverse effect on our business, results of operations and financial condition.

 Because we do not have long-term contracts with our customers, our customers can terminate their relationship with us at any time, which could cause a material adverse effect on our results of operations.

We generally do not have exclusive or long-term agreements with our advertising clients.  As a result, our customers may terminate their agreements and we may lose our business with them if they are unsatisfied with our services or for other reasons.  Most of our contracts with our advertisers are for a term of one year or less.  We cannot rely on long-term contracts to protect us from the negative financial effects of a decline in the demand for television advertising time.  We, therefore, must rely on our attractive advertising time slots and our favorable pricing to attract and retain customers.  We cannot assure you that we will be able to maintain our relationships with our current customers or that we will be able to attract new customers.  If a considerable number of our current clients terminate their relationships with us and we are unable to replace such clients, our revenues and net income could decrease and cause a material adverse effect on our results of operations.

If we are unable to adapt to changing advertising trends and preferences of advertisers, television channels and viewers, we will not be able to compete effectively.

The market for television advertising requires us to continuously identify new advertising trends and the preferences of advertisers, television channels and viewers, which may require us to develop new features and enhancements for our services. We may incur development and acquisition costs or to hire new managers or other personnel in order to keep pace with new market trends, but we may not have the financial and other resources necessary to fund and implement these development or acquisition projects or to hire suitable personnel. Further, we may fail to respond to changing market preferences in a timely fashion. If we cannot succeed in developing and introducing new services on a timely and cost-effective basis, the demand for our advertising services may decrease and we may not be able to compete effectively or attract advertising clients, which would have a material adverse effect on our business and prospects.

We are subject to risks relating to the nature of China’s advertising industry, including frequent and sudden changes in advertising proposals.

The nature of the advertising business in China is such that sudden changes in advertising proposals and actual advertisements are frequent. In China, television stations remain responsible for the content of advertisements, and as a result, television stations may reject or recommend changes to the content of advertisements. We strive to minimize problems related to work for clients by encouraging the conclusion of basic written agreements, but we are exposed to the risk of unforeseen incidents or disputes with advertising clients. In addition, similar to other companies in our industry in the PRC where relationships between advertising clients within a particular industry and advertising companies are not typically exclusive, we are currently acting for multiple clients within a single industry in a number of industries. If this practice in China were to change in favor of exclusive relationships and if our efforts to respond to this change were ineffective, our business, results of operations and financial condition could be materially and adversely affected.

We are subject to intense competition in the industry in which we operate, which could cause loss of our market share and material harm to our profitability.

The advertising industry is highly competitive and fragmented in China. We compete for business with other advertising companies based on the desirability of the advertising time slots we offer for advertising, the broadcast area of the television network, the services we offer and the prices for our advertising time and our services.  We compete directly with advertising agencies that provide television airtime to advertisers and with other companies that purchase advertising timeslots from CCTV and other television networks.

Some of our competitors may have direct relationships with CCTV, stronger relationships with third party providers that purchase advertising time directly from CCTV, larger market shares, greater media resources, larger access to advertising customer bases and greater financial resources than us.  Additionally, we may face competition from new foreign-owned entrants into the PRC advertising industry.  Additionally, we face competition for advertisers’ spending from companies offering advertising services on non-traditional advertising platforms, including the Internet, street furniture, billboard, frame and public transport advertising companies, and with other traditional advertising media, such as newspapers, magazines and radio.  Greater competition in the advertising industry could result in lower prices for our products, which would lead to decreased revenues and net income.

We rely on computer software and hardware systems in our operations, the failure of which could adversely affect our business, results of operations and financial condition.

We are dependent upon our computer software and hardware systems in designing our advertisements and keeping important operational and market information. In addition, we rely on our computer hardware for the storage, delivery and transmission of data. Any system failure that causes interruptions to the input, retrieval and transmission of data or increase in the service time could disrupt our normal operations. Although we have a disaster recovery plan that is designed to address the failures of our computer software and hardware systems, we may not be able to effectively carry out this disaster recovery plan or restore our operations within a sufficiently short time frame to avoid business disruptions. Any failure in our computer software or hardware systems could decrease our revenues and harm our relationships with advertisers, television channels and other media companies, which in turn could have a material adverse effect on our business, results of operations and financial condition.

Our failure to maintain a skilled a dedicated sales and marketing team, our sales and revenues could decrease and cause an adverse effect on our results of operations.

We depend on our dedicated sales staff persons to sell our advertising packages and to increase awareness, acceptance and use of our consulting services.  We experience a high turnover rate among our sales and marketing personnel and we cannot assure you that we will be able to retain our current staff members or replace staff members who leave.  As our business grows, we will need to increase the size of our sales and marketing staff.  Because industry demand for experienced sales and marketing employees exceeds the number of personnel available, the competition for attracting and retaining these employees is intense.  If we are unable to hire, retain, integrate or motivate our current or new sales personnel, our sales and marketing efforts may be materially impaired and our business, financial condition and results of operations could be materially and adversely affected.

We do not carry any business interruption or liability insurance.  As a result, we may incur uninsured losses, increasing the possibility that you would lose your entire investment in our company.

We could be exposed to liabilities or other claims for which we would have no insurance protection.  We do not currently maintain any business interruption insurance or any other comprehensive insurance policy, except for a key-man life insurance policy on certain of officers and directors and liability insurance on our automobiles.  As a result, we may incur uninsured liabilities and losses as a result of the conduct of our business.  Business disruption insurance is available to a limited extent in China, but we have determined that the risks of disruption, the cost of such insurance and the difficulties associated with acquiring such insurance make it impractical for us to have such insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws. The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. As a result of the new law, we have had to increase the salaries of our employees, provide additional benefits to our employees, and revise certain other of our labor practices. The increase in labor costs has increased our operating costs, which increase we have not always been able to pass through to our customers. In addition, under the new law, employees who either have worked for us for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches our rules and regulations or is in serious dereliction of his or her duties. Such non-cancelable employment contracts will substantially increase our employment related risks and limit our ability to downsize our workforce in the event of an economic downturn. No assurance can be given that we will not in the future be subject to labor strikes or that we will not have to make other payments to resolve future labor issues caused by the new laws. Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

Our business may be adversely affected by the global economic downturn, in addition to the continuing uncertainties in the financial markets.

The global economy is currently in a pronounced economic downturn. Global financial markets are continuing to experience disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Given these uncertainties, there is no assurance that there will not be further deterioration in the global economy, the global financial markets and consumer confidence. Any economic downturn generally or any decrease in consumer spending in the PRC, could cause advertisers to reduce their spending on advertisements, would have a material adverse effect on our business, cash flows, financial condition and results of operations.

Although we believe we have adequate liquidity and capital resources to fund our operations internally, in light of current market conditions, our inability to access the capital markets on favorable terms, or at all, may adversely affect our financial performance. The inability to obtain adequate financing from debt or capital sources could force us to self-fund strategic initiatives or even forego certain opportunities, which in turn could potentially harm our performance.

We may pursue future growth through strategic acquisitions and alliances which may not yield anticipated benefits and may adversely affect our operating results, financial condition and existing business.

We may seek to grow in the future through strategic acquisitions in order to complement and expand our business. The success of our acquisition strategy will depend on, among other things:

•	the availability of suitable candidates;

•	competition from other companies for the purchase of available candidates;

•	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

•	the availability of funds to finance acquisitions;

•	the ability to establish new informational, operational and financial systems to meet the needs of our business;

•	the ability to achieve anticipated synergies, including with respect to complementary products or services; and

•	the availability of management resources to oversee the integration and operation of the acquired businesses.

If we are not successful in integrating acquired businesses and completing acquisitions in the future, we may be required to reevaluate our acquisition strategy. We also may incur substantial expenses and devote significant management time and resources in seeking to complete acquisitions. Acquired businesses may fail to meet our performance expectations. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do. If these risks materialize, our stock price could be materially adversely affected.

We may need additional capital to implement our current business strategy, which may not be available to us, and if we raise additional capital, it may dilute your ownership in us.

We currently depend on net revenues to meet our short-term cash requirements.  In order to grow revenues and sustain profitability, we will need additional capital.  Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive to us.  We cannot assure you that we will be able to obtain any additional financing.  If we are unable to obtain the financing needed to implement our business strategy, our ability to increase revenues will be impaired and we may not be able to sustain profitability.

Our failure to effectively manage growth could harm our business.

We have rapidly and significantly expanded our services offerings since our inception and will endeavor to further expand our service offerings in the future.  Any additional significant growth in the market for our services or our entry into new markets may require and expansion of our employee base for managerial, operational, financial, sales and marketing and other purposes. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the purchase of additional advertising time slots, develop new services and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

We may be subject to intellectual property infringement claims, which could result in litigation and substantial costs to defend.

We place advertisements provided by our advertising clients on television and may be subject to claims of infringement based on our clients’ advertisements.  Some of our existing contracts with our advertising clients do not provide us with indemnity from our clients for any intellectual property infringement claims relating to the advertisements provided by our clients.  We cannot be certain that our operations or any aspects of our business do not or will not infringe upon patents, copyrights or other intellectual property rights held by third parties. We may receive notice of claims of infringement of other parties’ proprietary rights.  Such actions could result in litigation and we could incur significant costs and diversion of resources in defending such claims.  The party making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief.  Even if such litigation is not successful, it could result in substantial costs and diversion of resources and management’s attention from the operation of our business.

We face risks related to natural disasters, terrorist attacks or other unpredictable events in China which could have a material adverse effect on our business and results of operations.

Our business could be materially and adversely affected by natural disasters, terrorist attacks or other events in China where all of our operations are located.  For example, in early 2008, parts of China suffered a wave of strong snow storms that severely impacted public transportation systems. In May 2008, Sichuan Province in China suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties.  The May 2008 Sichuan earthquake has had a material adverse effect on the general economic conditions in the areas affected by the earthquake.  The occurrence of any future disasters such as earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events, or our information system or communications network breaks down or operates improperly as a result of such events, our facilities may be seriously damaged, and we may have to stop or delay operations.  We may incur expenses relating to such damages, which could have a material adverse effect on our business and results of operations.

We may adopt an equity incentive plan under which we may grant securities to compensate employees and other services providers, which would result in increased share-based compensation expenses and, therefore, reduce net income.

We may adopt an equity incentive plan under which we may grant shares or options to qualified employees. Under current accounting rules, we would be required to recognize share-based compensation as compensation expense in our statement of operations, based on the fair value of equity awards on the date of the grant, and recognize the compensation expense over the period in which the recipient is required to provide service in exchange for the equity award. We have not made any such grants in the past, and accordingly our results of operations have not contained any share-based compensation charges. The additional expenses associated with share-based compensation may reduce the attractiveness of issuing stock options under an equity incentive plan that we may adopt in the future. If we grant equity compensation to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our net income. However, if we do not grant equity compensation, we may not be able to attract and retain key personnel or be forced to expend cash or other compensation instead. Furthermore, the issuance of equity awards would dilute the shareholders’ ownership interests in our company.

RISKS RELATED TO OUR CORPORATE STRUCTURE

If the PRC government determines that the agreements establishing the structure for operating our China business do not comply with applicable PRC laws, rules and regulations, we could be subject to severe penalties including being prohibited from continuing our advertising operations in the PRC.

Foreign entities that invest in companies that operate in the advertising industry in the PRC must have at least two years of direct operations in the advertising industry outside of the PRC.  Our wholly-owned subsidiary CD Media BVI has not engaged in any advertising operations outside of the PRC and, therefore, is unable to make direct investments in or establish enterprises in the advertising industry in China.  As a result, our PRC subsidiary, CD Media Huizhou cannot provide advertising services in the PRC.  We provide our advertising services through CD Media Beijing, which is owned directly by three PRC citizens.  CD Media Huizhou controls the operations of CD Media Beijing and receives the economic benefits and bears the economic risks of CD Media Beijing through a series of contractual arrangements.

There are considerable uncertainties regarding the interpretation and application of current and future PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of our contractual arrangements with CD Media Beijing. Although our PRC legal counsel has advised us that our corporate structure, including our contractual arrangements with CD Media Beijing, complies with all applicable PRC laws, rules and regulations, we cannot assure you that the PRC government will not take a view contrary to the opinion of our PRC legal counsel and determine that our corporate structure and our contractual arrangement violate PRC law, rules and regulations.  Our PRC legal counsel has also advised us that if the PRC government decides that our contractual agreements with CD Media Beijing that establish the framework for our advertising operations in the PRC violate PRC restrictions on foreign ownership of advertising businesses, the PRC may impose harsh penalties upon us, including but not limited to the following:

•	revoking the business and operating licenses of CD Media Huizhou and/or CD Media Beijing;

•	ending or restricting any transactions among CD Media Huizhou and CD Media Beijing;

•	imposing fines;

•	confiscating our, CD Media Huizhou’s or CD Media Beijing’s income;

•	imposing restrictions on our operations with which we may be unable to comply;

•	requiring us to restructure our corporate structure or operations; or

•	restricting or prohibiting the use of any proceeds of an offering of our securities to finance our operations in the PRC.

The imposition of any such penalties would have a material adverse effect on our business and results of operations.

We rely on contractual arrangements with CD Media Beijing, our consolidated affiliated entity in China, and its shareholders, which may not be as effective in providing us with operational control or enabling us to derive economic benefits as through ownership of controlling equity interest.

We rely upon, and expect to continue to rely upon, contractual arrangements with CD Media Beijing, our consolidated affiliated entity in China, and its shareholders to operate our advertising business. These contractual arrangements provide us with effective control over CD Media Beijing and the economic benefits and risks of CD Media Beijing.  Although each of the shareholders of CD Media Beijing is an officer and/or director of the Company, we cannot assure you that such shareholders will perform their responsibilities under the agreements.  If CD Media Beijing or any of its shareholders fails to perform their responsibilities under any of our contractual arrangements, we may incur substantial costs to enforce such agreements and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damage.  We cannot assure investors that we will be successful in enforcing such agreements.

If (i) the applicable PRC authorities invalidate these contractual arrangements for violation of PRC laws, rules and regulations, (ii) CD Media Beijing or its shareholders terminate these contractual arrangements or (iii) CD Media Beijing or its shareholders fail to perform their obligations under these contractual arrangements, we would not be able to continue our business operations in China or to derive economic benefits from operations of CD Media Beijing. Additionally, if we cannot renew these contractual arrangements upon their expiration, we would not be able to continue our business operations unless the then current PRC law allows us to directly operate advertising businesses in China.

If CD Media Beijing or all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could severely disrupt our business and result in a material adverse effect to our results of operations. If CD Media Beijing undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of CD Media Beijing’s assets, which would inhibit our ability to operate our advertising business and derive the economic benefits of CD media Beijing.

All of these contractual arrangements are governed by PRC laws.  Accordingly, these contracts will be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exercise effective control over our operating entities, and we may be precluded from operating our business, which would have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities may scrutinize our contractual arrangements with CD Media Beijing, which could result in the tax authorities determining that we owe additional taxes or that we are not entitled  for certain tax exemptions, or both, which could substantially increase our taxes owed and have a negative impact on our financial condition.

Under applicable PRC laws, rules and regulations, arrangements and transactions among related parties may be subject to audits or challenges by the PRC tax authorities. Neither we nor our PRC legal counsel are able to determine whether any of our contractual arrangements with CD Media Beijing will be regarded by the PRC tax authorities as arm’s length transactions because, to our knowledge, the PRC tax authorities have not issued a ruling or interpretation in respect of the type of transaction structure similar to ours. The relevant tax authorities may determine that our contractual relationships with CD Media Beijing and its shareholders were not entered into on an arm’s length basis. If any of the transactions between CD Media Huizhou, our wholly owned subsidiary in China, and CD Media Beijing, our affiliated entity, and its shareholders, including our contractual arrangements with CD Media Beijing, are determined not to have been entered into on an arm’s length basis, or are found to result in an impermissible reduction in taxes under PRC laws, the PRC tax authorities may adjust the profits and losses of CD Media Beijing and assess more taxes on it. In addition, the PRC tax authorities may impose late payment interest and other penalties to CD Media Beijing for underpaid taxes. The late payment interest will be charged against the underpaid taxes during the period from June 1 of the next year to the year the taxable event occurs to the date the underpaid taxes are made up, and will be charged by day.  The daily rate is the then current base rate for RMB loans published by the People’s Bank of China plus 5%.  Our net income may be materially and adversely affected if CD Media Beijing’s tax liabilities increase or if it is found to be subject to late payment interest or other penalties.

We rely principally on dividends and other distributions on equity paid by our wholly-owned subsidiary to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiary to pay dividends to us could have a material adverse effect on our ability to conduct our business.

As a holding company, we rely principally on dividends and other distributions on equity paid by CD Media Huizhou, our PRC subsidiary, for our cash requirements, including the funds necessary to service any debt we may incur or for operating a public company. CD Media Huizhou’s sole operations consist of providing technical and consulting services to CD Media Beijing pursuant to the contractual arrangements and all of CD Media Huizhou’s revenue is generated from the service fees paid to it by CD Media Beijing pursuant to the contractual arrangements.  As all of CD Media Huizhou’s revenues consist of the annual service fee that CD Media Beijing pays to CD Media Huizhou pursuant to the contractual arrangements, the amount of cash that CD Media Huizhou has to distribute to us is entirely dependent on the operations of CD Media Beijing and the amount of annual service fee, which can vary from time to time.  The payment of the service fee can be delayed by the Company, which could negatively affect its cash and financing requirements.

If CD Media Huizhou incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. In addition, the PRC tax authorities may require us to adjust our taxable income under the contractual arrangements CD Media Huizhou currently has in place with CD Media Beijing in a way that would materially and adversely affect CD Media Huizhou’s ability to pay dividends and other distributions to us. Furthermore, relevant PRC laws, rules and regulations permit payments of dividends by CD Media Huizhou only out of its retained earnings, if any, determined in accordance with PRC accounting standards and regulations. Under PRC laws, rules and regulations, CD Media Huizhou is also required to set aside a portion of its net profit each year to fund specific reserve funds. These reserves are not distributable as cash dividends.  The statutory general reserve fund requires annual appropriations of 10% of after-tax profit to be set aside prior to payment of dividends until the cumulative fund reaches 50% of the registered capital. As a result CD Media Huizhou is restricted in its ability to transfer a portion of its net assets to us whether in the form of dividends, loans or advances. Any limitation on the ability of CD Media Huizhou to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

CD Media Huizhou may not receive any cash from the operations of CD Media Beijing with which it has contractual arrangements.

All of CD Media Huizhou’s revenue consists of the service fees derived from the exclusive business cooperation agreement under the contractual arrangements that CD Media Huizhou has with CD Media Beijing.  The amount of annual service fee to CD Media Huizhou is to be determined by the parties based on the audited annual revenue of CD Media Beijing and Rate of Service which is adjustable from time to time by the parties.  It is possible that CD Media Huizhou and CD Media Beijing decide to have CD Media Beijing retain all or most of its annual income and cause CD Media Huizhou to receive no cash from CD Media Beijing.  Given CD Media Huizhou has been authorized with the shareholder’s rights of all shareholders of CD Media Beijing through the power of attorney under the contractual arrangement between CD Media Huizhou and CD Media Beijing, and by choosing to exercise such authorized shareholder’s rights by CD Media Huizhou, CD Media Huizhou’s decision on the amount of cash to be received from CD Media Beijing could be reflected at and implemented by CD Media Beijing.

RISKS RELATED TO US DOING BUSINESS IN CHINA

As substantially all of our assets are located in the PRC and all of our revenues are derived from our operations in China, changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes. Decided legal cases do not have so much value as precedent in China as those in the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, governmental approvals required for conducting business and investments, laws and regulations governing the advertising industry, as well as commercial, antitrust, patent, product liability, environmental laws and regulations, consumer protection, and financial and business taxation laws and regulations.

The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

Our PRC subsidiary, CD Media Huizhou, is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business license, other licenses or authorities;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

All of our current operations are conducted in China. Moreover, all of our directors and officers are nationals and residents of China. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

The scope of the business license for CD Media Beijing in China is limited, and we may not expand or continue our business without government approval and renewal, respectively.

Our principal operating entity, CD Media Beijing, can only conduct business within its approved business scope, which ultimately appears on its business license.  CD Media Beijing’s business license covers its present business to design, create, handle (as agent), and release advertisements in PRC for domestic and foreign investors; to arrange cultural communications (excluding shows); to undertake exhibitions and presentations;  and to provide advertising consulting services (excluding intermediary services).  Currently, we plan to expand into the purchase of advertising time on local and regional networks, to open a production studio and shoot television advertisements, public service announcements and proprietary television programming and to expand into new advertising platforms.  CD Media Beijing’s business license currently covers all of our planned expansion activities except for our planned expansion into the production of proprietary television programming.  Additionally, we may choose to enter into new areas and activities that are not currently covered by our business license.  Prior to expanding our business and engaging in activities that are not covered by our current business license, we are required to apply and receive approval from the relevant PRC government authorities.  In order for us to expand our business beyond the scope of our license, we will be required to enter into a negotiation with the PRC authorities for the approval to expand the scope of our business.  PRC authorities, which have discretion over business licenses, may reject our request to expand the scope of our business license to include our planned areas of expansion.  We will be prohibited from engaging in any activities that the PRC authorities do not approve in our expanded business license.  Companies that operate outside the scope of their licenses can be subjected to fines, disgorgement of income and ordered to cease operations.  Our business and results of operations may be materially and adversely affected if we are unable to obtain the necessary government approval for an expanded business license that covers any areas in which we wish to expand.

Contract drafting, interpretation and enforcement in China involves significant uncertainty.

We have entered into numerous contracts governed by PRC law, many of which are material to our business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for our planned public offering and the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies controlled by PRC residents in mergers and acquisitions in China. This circular requires that (1) a PRC resident shall register with a local branch of the SAFE before he or she establishes or controls an overseas special purpose vehicle, or SPV, for the purpose of overseas equity financing (including convertible debt financing); (2) when a PRC resident contributes the assets of or his or her equity interests in a domestic enterprise to an SPV, or engages in overseas financing after contributing assets or equity interests to an SPV, such PRC resident must register his or her interest in the SPV and any changes in such interest with a local branch of the SAFE; and (3) when the SPV undergoes a material change outside of China, such as a change in share capital or merger or acquisition, the PRC resident shall, within 30 days from the occurrence of the event that triggers the change, register such change with a local branch of the SAFE. In addition, SAFE issued updated internal implementing rules, or the Implementing Rules in relation to Circular 75. However, there exist uncertainties regarding the SAFE registration for PRC residents’ interests in overseas companies.  If any PRC resident stockholder of a SPV fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity.  Failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. Because of uncertainty in how Circular 75 will be interpreted and enforced, we cannot be sure how it will affect our business operations or future plans. For example, CD Media Huizhou’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders over whom we have no control.  In addition, we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE regulations.  Failure by any PRC resident beneficial holder to register as required with the relevant branch of SAFE could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit CD Media Huizhou’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect on September 8, 2006 and was further amended on June 22, 2009. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the Revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. Our PRC counsel, Han Kun Law Offices, believes that it is uncertain whether the transaction is subject to CSRC's approval, and in reality, many other similar companies have completed similar transactions like the share exchange and private placement contemplated under the Exchange Agreement without CSRC's approval and our PRC legal counsel is not aware of any situation in which the CSRC has imposed a punishment or penalty in connection with any such transactions.  However, if the CSRC or other PRC Government Agencies subsequently determine that CSRC approval is required for the share exchange and private placement contemplated under the Exchange Agreement, we may face material regulatory actions or other sanctions from the CSRC or other PRC Government Agencies.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for our restructuring, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

According to the Revised M&A Regulations and other PRC rules regarding foreign exchange, an offshore company’s shares can be used as consideration for the acquisition of a domestic PRC company’s equity by foreign investors only under very limited circumstances. Prior approval from the MOFCOM must be obtained before such a share swap can be done. If relevant PRC government authorities deem a future acquisition of a domestic PRC company’s equity by us or our offshore subsidiary using our common stock or other types of our securities as consideration to be a transaction subject to the Revised M&A Regulations, complying with the requirements of this regulation to complete such transactions could be time-consuming and any required approval processes, including obtaining approval from the MOFCOM, may delay or inhibit our ability to complete such transactions. Any delay or inability to obtain applicable approvals to complete acquisitions could affect our ability to expand our business or maintain our market share.  However, the application of the Revised M&A Regulations remains unclear and it is uncertain whether a future acquisition of a domestic PRC company’s equity by our domestic PRC subsidiary using our common stock or other types of our securities as consideration, if relevant PRC government authorities deem such arrangement to be a transaction subject to the Revised M&A Regulations, it shall be subject to the risks disclosed hereof.

Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of Circular 75 and the Revised M&A Regulations. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM, SAFE, CSRC and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance with such rules.

If the land use rights of our landlord are revoked, we would be forced to relocate operations.

Under Chinese law, land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificate. Land use rights can be revoked and the land users could be forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. We do not have any land use rights and each of our facilities relies on land use rights of our landlords, and the loss of such rights would require us to identify and relocate our operations, which could have a material adverse effect on our financial conditions and results of operations.

We will not be able to complete an acquisition of prospective acquisition targets in the PRC unless their financial statements can be reconciled to U.S. generally accepted accounting principles in a timely manner.

Companies based in the PRC may not have properly kept financial books and records that may be reconciled with U.S. generally accepted accounting principles. If we attempt to acquire a significant PRC target company and/or its assets, we would be required to obtain or prepare financial statements of the target that are prepared in accordance with and reconciled to U.S. generally accepted accounting principles. Federal securities laws require that a business combination meeting certain financial significance tests require the public acquirer to prepare and file historical and/or pro forma financial statement disclosure with the SEC. These financial statements must be prepared in accordance with, or be reconciled to U.S. generally accepted accounting principles and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed acquisition target does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed acquisition target. These financial statement requirements may limit the pool of potential acquisition targets with which we may acquire and hinder our ability to expand our retail operations. Furthermore, if we consummate an acquisition and are unable to timely file audited financial statements and/or pro forma financial information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as Item 9.01 of Form 8-K, we will be ineligible to use the SEC’s short-form registration statement on Form S-3 to raise capital, if we are otherwise eligible to use a Form S-3. If we are ineligible to use a Form S-3, the process of raising capital may be more expensive and time consuming and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S-3.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer Income (“Circular 698”) that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation (SAT) released a circular (Guoshuihan No. 698 – Circular 698) on December 10, 2009 that addresses the transfer of shares of Chinese resident companies by nonresident companies.  Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China.  We have sought the advice, but not an opinion, of PRC legal counsel regarding the application of and the risks associated with Circular 698.  Circular 698, which provides parties with a short period of time to comply its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company.  Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

There is uncertainty as to the application of Circular 698.  For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise.  In addition, there are no formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our company complies with the Circular 698.  As a result, if in the future we intend to indirectly transfer our shareholdings in CD Media Huizhou, or in an intermediary holding company between us and CD Media Huizhou, and such transfer is recognized by tax authority in charge as the transfer of shares of Chinese resident companies by nonresident companies, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.  If the PRC tax authority determines that Circular 698 applies to us, we will be obligated to make tax returns filings with the relevant PRC tax authority in accordance with PRC tax laws and regulations.  Failure to do so will subject us to fines up to RMB10,000 ($1,471).  Furthermore, if the PRC tax authority determines that our arrangement which resulted in the underpayment of taxes was done to evade taxation, in addition to paying all the underpaid taxes, we may be subject to further penalties including late fees, fines ranging from 50% to 500% of the underpaid taxes, and even criminal liabilities under grave circumstances.

The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable and has appreciated slightly against the U.S. Dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the U.S. dollar.

As we may rely on dividends and other fees paid to us by our subsidiary and affiliated consolidated entities in China, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, earnings and financial position, and the amount of, and any dividends payable on, our shares in U.S. dollars. To the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In addition, since our functional and reporting currency is the U.S. dollar while the functional currency of our subsidiary and affiliated consolidated entities in China is Renminbi, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would have a positive or negative effect on our reported financial results, which may not reflect any underlying change in our business, results of operations or financial condition.

Governmental control of currency conversion may limit our ability to utilize our revenues.

Substantially all of our revenues and expenses are denominated in Renminbi.  Under PRC laws, the Renminbi is currently convertible under a company’s “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the company’s “capital account,” which includes foreign direct investment and loans, without the prior approval of SAFE.  SAFE reserves the discretion to deny the conversion of RMB into foreign currencies for capital account transactions. Currently our PRC subsidiary, CD Media Huizhou, may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE.  Therefore, CD Media Huizhou may convert the annual service fee it receives in RMB from CD Media Beijing into other currencies, such as U.S. Dollars, for settlement of current account transactions without having to obtain approval from SAFE.  However, foreign exchange transactions by CD Media Huizhou under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC governmental authorities, including SAFE. Therefore, CD Media Huizhou may not convert the annual service fee from RMB into other currencies for capital account transactions, such as to repay a loan, without first obtaining the approval of SAFE.  If CD Media Huizhou borrows foreign currency loans from us or other foreign lenders, these loans must first be registered with the SAFE.  If CD Media Huizhou, a wholly foreign-owned enterprise, borrows foreign currency, the accumulative amount of its foreign currency loans shall not exceed the difference between the total investment and the registered capital of CD Media Huizhou. If we finance CD Media Huizhou by means of additional capital contributions, these capital contributions must be approved by certain government authorities such as the Ministry of Commerce or its local counterparts. Additionally, the existing and future restrictions on currency exchange may affect the ability of our PRC subsidiary or affiliated entities to obtain foreign currencies, limit our ability to meet our foreign currency obligations, or otherwise materially and adversely affect our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, the change in China’s Consumer Price Index increased to 8.5% in April 2008. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

Furthermore, in order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On March 28, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options.   Domestic individuals who are granted shares or share options by companies listed on overseas stock exchanges based on the employee share option or share incentive plan are required to register with the State Administration of Foreign Exchange or its local counterparts. Pursuant to Circular 78, PRC individuals participating in the employee stock option plans of the overseas listed companies shall entrust their employers, including the overseas listed companies and the subsidiaries or branch offices of such offshore listed companies in China, or engage domestic agents to handle various foreign exchange matters associated with their employee stock options plans. The domestic agents or the employers shall, on behalf of the domestic individuals who have the right to exercise the employee stock options, apply annually to the State Administration of Foreign Exchange or its local offices for a quota for the conversion and/or payment of foreign currencies in connection with the domestic individuals’ exercise of the employee stock options. The foreign exchange proceeds received by the domestic individuals from sale of shares under the stock option plans granted by the overseas listed companies must be remitted into the bank accounts in China opened by their employers or PRC agents. If we adopt an equity compensation plan in the future and make option grants to our officers and directors, most of whom are PRC citizens, Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We will comply with Circular 78 if we adopt an equity incentive plan. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.  If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject our PRC subsidiary to fines up to the amount equivalent to that of the foreign exchange involved in violation thereof or up to RMB300,000 and legal sanctions when our PRC subsidiary is a domestic agent as defined under Circular 78, and may subject participants of our equity incentive plan who are PRC citizens to fines up to the amount equivalent to that of the foreign exchange involved in violation thereof or up to RMB50,000 and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Under the New EIT Law, we and CD Media BVI may be classified as “resident enterprises” of China for tax purpose, which may subject us and CD Media BVI to PRC income tax on taxable global income.

Under the new PRC Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules, both of which became effective on January 1, 2008, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as us and CD Media BVI. The Company has not sought the advice of PRC tax counsel regarding the risks associated with the New EIT Law.  Both our and CD Media BVI’s members of management are located in China. If the PRC tax authorities determine that we or CD Media BVI is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow.   First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, including interest income on the proceeds from this offering, as well as PRC enterprise income tax reporting obligations.  The failure to pay such taxes will subject us to fines up to RMB10,000 ($1,471), and furthermore, if the PRC tax authority determines that our arrangement which resulted in the underpayment of taxes was done to evade taxation, in addition to paying all the underpaid taxes, we may be subject to further penalties including late fees, fines ranging from 50% to 500% of the underpaid taxes, and even criminal liabilities under grave circumstances. Second, the New EIT Law provides that dividend paid between “qualified resident enterprises” is exempted from enterprise income tax. A recent circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders. It is unclear whether the dividends that we or CD Media BVI receives from CD Media Huizhou will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of qualified resident enterprises is unclear and the relevant PRC government authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. As a result of the New EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock may be adversely affected.

Dividends payable by us to our foreign investors and any gain on the sale of our shares may be subject to taxes under PRC tax laws.

If dividends payable to our stockholders are treated as income derived from sources within China, then the dividends that stockholders receive from us, and any gain on the sale or transfer of our shares, may be subject to taxes under PRC tax laws.  We have not consulted with PRC tax counsel regarding the taxes that may be associated with dividends paid by us.

Under the New EIT Law and its implementing rules, PRC enterprise income tax at the rate of 10% is applicable to dividends payable by us to our investors that are non-resident enterprises so long as such non-resident enterprise investors do not have an establishment or place of business in China or, despite the existence of such establishment of place of business in China, the relevant income is not effectively connected with such establishment or place of business in China, to the extent that such dividends have their sources within the PRC. Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China and we are considered as a resident enterprise which is domiciled in China for tax purpose. Additionally, there is a possibility that the relevant PRC tax authorities may take the view that the purpose of us and CD Media BVI is holding CD Media Huizhou, and the capital gain derived by our overseas shareholders or investors from the share transfer is deemed China-sourced income, in which case such capital gain may be subject to a PRC withholding tax at the rate of up to 10%. If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders or investors who are non-resident enterprises, or if you are required to pay PRC income tax on the transfer or our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected.

In January, 2009, the State Administration of Taxation promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”), pursuant to which, the entities which have the direct obligation to make the following payment to a non-resident enterprise shall be the relevant tax withholders for such non-resident enterprise, and such payment includes: incomes from equity investment (including dividends and other return on investment), interests, rents, royalties, and incomes from assignment of property as well as other incomes subject to enterprise income tax received by non-resident enterprises in China. Further, the Measures provides that in case of equity transfer between two non-resident enterprises which occurs outside China, the non-resident enterprise which receives the equity transfer payment shall, by itself or engage an agent to, file tax declaration with the PRC tax authority located at place of the PRC company whose equity has been transferred, and the PRC company whose equity has been transferred shall assist the tax authorities to collect taxes from the relevant non-resident enterprise. However, it is unclear whether the Measures refer to the equity transfer by a non-resident enterprise which is a direct or an indirect shareholder of the said PRC company. Given these Measures, there is a possibility that we may have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors.  If we have such an obligation, our omission or failure to fulfill such obligation may subject us to similar penalties to those applied to a taxpayer, including fines up to RMB10,000, and in the case of being recognized as constituting evasion of taxation, other than making up for the underpaid taxes, we may be subject to further penalties including late fees, fines ranging from 50% to 500% of the underpaid taxes, and even criminal liabilities under grave circumstances.

SAFE rules and regulations may limit our ability to transfer the net proceeds from this offering to CD Media Beijing, which may adversely affect the business expansion of CD Media Beijing, and we may not be able to convert the net proceeds from this offering into Renminbi to invest in or acquire any other PRC companies.

On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of foreign currency into Renminbi by restricting how the converted Renminbi may be used. The notice requires that the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies. The use of such Renminbi capital may not be changed without SAFE’s approval, and may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as heavy fines. As a result, Circular 142 may significantly limit our ability to transfer the net proceeds from this offering to CD Media Beijing, and we may not be able to convert the net proceeds from this offering into Renminbi to invest in or acquire any other PRC companies

Any recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, in the PRC could adversely affect our operations.

A renewed outbreak of SARS, Avian Flu or another widespread public health problem, such as the spread of H1N1 (“Swine”) Flu, in China, where all of our operations are located and where the substantial portion of our sales occur, could have a negative effect on our operations. Our business is dependent upon our ability to continue to market and sell advertising time and produce television programs. Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of some of our facilities, which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Further downturn in the economy of the PRC may slow our growth and profitability.

All of our revenues are generated from sales in China. The growth of the Chinese economy has been uneven across geographic regions and economic sectors, in large part due to the recent downturn in the global economy, which resulted in slow growth of the China economy. While the Chinese economy has recently begun to show signs of improvement, there can be no assurance that growth of the Chinese economy will be steady or that there will not be further deterioration in the global economy as a whole or the Chinese economy in particular. If economic conditions deteriorate further, our business and results of operations could be materially and adversely affected, especially if such conditions result in a decreased use of our products or in pressure on us to lower our prices.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. GAAP and securities laws, and which could cause a materially adverse impact on our financial statements, the trading of our common stock and our business

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with experience and expertise relating to U.S. GAAP and U.S. public-company reporting requirements. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, material weaknesses or lack of compliance could result in restatements of our historical financial information, cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the stock exchange on which they are traded, lead to litigation claims, thereby diverting management’s attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved  in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise, and have a materially adverse effect on our reputation and business.

ITEM 2.          UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.          REMOVED AND RESERVED

None.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Century Dragon Media, Inc.

Dated: August 16, 2010	/s/ Fu Haiming
By: Fu Haiming
Its: Chief Executive Officer

/s/ Duan Dapeng
By: Duan Dapeng
Its:Chief Financial Officer