Form 10-Q/A
period 2010-06-30
China Century Dragon Media, Inc.
filed 2010-09-30
CIK 1423242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

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

EXPLANATORY NOTE

China Century Dragon Media, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010, originally filed on August 16, 2010 (the “Original Filing”), to amend in their entirety Items 1, 2 and 4 of Part I and Item 6 of Part II. Subsequent to the filing of the Original Filing and as reported on a Form 8-K filed with the SEC on September 30, 2010, management determined that our financial statements as of and for the six months ended June 30, 2010 should no longer be relied upon due to an accounting error in such financial statements. This report contains the restated financial statements as of and for the six months ended June 30, 2010.  Additionally, this report contains a revised management’s evaluation of the Company’s disclosure controls and procedures as of June 30, 2010.

This Amendment No. 1 amends only the items of the Original Filing as specified above and amends those items solely to reflect the changes described above, and all other portions of the Company’s Original Filing remain in effect and have not been amended to reflect events and developments since the original August 16, 2010 filing date.  In accordance with Rule 12b-15 of the Exchange Act, this Amendment No. 1 on Form 10-Q sets forth the complete text of Items 1, 2 and 4 of Part I and Item 6 of Part II of the Registrant’s Form 10-Q for the period ended June 30, 2010, and also includes new Rule 13a-14(a) and Rule 13a-14(b) certifications as Exhibits 31.1, 31.2, and 32.1.

CHINA CENTURY DRAGON MEDIA, INC.

FORM 10-Q/A

For the Quarterly Period Ended June 30, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
China Century Dragon Media, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
	(Restated)
Assets
Current Assets
Cash and cash equivalents	$2,586,766	$654,831
Accounts receivable, net	13,527,382	5,433,776
Accounts receivable – discontinued operations	4,551,041
Advances for advertising slots	7,100,936	7,589,725
Total current assets	27,766,125	13,678,332
Property and equipment, net	29,614	31,900
Capitalized television costs – discontinued operations	-	6,821,550
Total Assets	$27,795,739	$20,531,782

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$1,446,716	$885,013
Customer deposit	389,206	1,776,364
Accrued liabilities	155,210	184,341
Various taxes payable	160,011	320,712
Corporate tax payable	927,590	1,678,069
Total current liabilities	3,078,733	4,844,499
Due to Related parties	735	-
Total current liabilities	3,079,468	4,844,499

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Common Stock $0.0001 par value, 100,000,000 shares authorized, 25,312,838 shares issued and outstanding at June 30, 2010 and 19,100,000 shares issued and outstanding at December 31, 2009, respectively	2,531	1,910
Additional paid-in capital	5,165,060	680,440
Accumulated other comprehensive income	444,874	333,533
Statutory surplus reserve fund	790,138	790,138
Retained earnings (unrestricted)	18,313,668	13,881,262
Total stockholders' equity	24,716,271	15,687,283
Total Liabilities & Equity	$27,795,739	$20,531,782

See accompanying notes to the Consolidated Financial Statements.

China Century Dragon Media, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
			(Restated)
Revenue	$23,765,363	$12,373,912	$44,169,980	$23,759,761
Cost of Goods Sold	(19,128,507)	(10,062,665)	(35,394,129)	(19,393,434)
Gross Profit	4,636,856	2,311,247	8,775,851	4,366,327

General and administrative
Selling Expenses	744,726	485,391	1,350,724	902,059
General and administrative	1,257,680	122,966	1,438,234	244,256
Depreciation of equipment	2,693	2,188	5,223	4,297
Total operating expenses	2,005,099	610,545	2,794,181	1,150,612

Income from operations	2,631,757	1,700,702	5,981,670	3,215,715
Other expense	(6,331)	-	(6,331)	-
Interest income	558	721	891	1,384

Income from continuing operations before income taxes	2,625,984	1,701,423	5,976,230	3,217,099
Income taxes	(929,055)	(425,356)	(1,778,775)	(804,279)

Income from continuing operations	1,696,929	1,276,067	4,197,455	2,412,820
Income from discontinued operations, net of taxes of $78,317	-	-	234,951	-
Net income	$1,696,929	$1,276,067	$4,432,406	$2,412,820

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	38,748	(26,209)	111,341	(34,769)
Comprehensive Income	$1,735,677	$1,249,858	$4,543,747	$2,378,051

Earnings per share from continuing operations
Basic earnings per share	$0.07	$0.07	$0.20	$0.13
Diluted earnings per share	$0.07	$0.07	$0.19	$0.13

Earnings per share from discontinued operations
Basic earnings per share	$-	$-	$0.01	$-
Diluted earnings per share	$-	$-	$0.01	$-

Total earnings per share
Earnings per share - Basic	$0.07	$0.07	$0.21	$0.13
Earnings per share - Diluted	$0.07	$0.07	$0.20	$0.13

Weighed-average shares outstanding, Basic	23,332,923	19,100,000	21,228,154	19,100,000

Weighed-average shares outstanding, Diluted	24,752,256	19,100,000	22,647,487	19,100,000

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

China Century Dragon Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities	(Restated)

Net Income	$4,432,406	$2,412,820
Gains from discontinued operations	(313,268)
Adjustments to reconcile net income to net cash provided by(used in) operating activities:
Depreciation	5,223	4,297
Changes in operating assets and liabilities:
Account receivable-trade	(8,093,606)	1,386,449
Advances for advertising slots	497,584	2,507,161
Accounts payable and accrued liabilities	370,259	1,463,365
Customer deposits	(1,389,216)	1,175,611
Corporate income tax payable	(752,424)	(437,721)
Cash provided by (used in) operating activities –continued operations	(5,243,042)	8,511,982
Cash provided by (used in) discontinued operations	2,597,979	(4,090,800)
Net cash provided by (used in) operating activities	(2,645,063)	4,421,182

Cash Flows From Investing Activities
Cash paid for equipment additions	(2,902)	(2,159)
Net cash used in investing activities	(2,902)	(2,159)

Cash Flows From Financing Activities
Net proceeds from sale of common stock	4,535,241	-
Cash received from related parties	525,672	-
Cash paid to related parties	(524,937)	-
Net cash provided by financing activities	4,535,976	-

Effect of exchange rate changes on cash	43,924	(12,734)
Net increase (decrease) in cash and cash equivalents	1,931,935	4,406,289
Cash and cash equivalents, beginning of year	654,831	1,219,894

Cash and cash equivalents, end of period	$2,586,766	$5,626,183

Supplemental disclosure information:
Income taxes paid	$929,877	$1,243,409
Interest paid	$-	$-

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

NOTE 2.

The Company invests in film and television series projects. In March 2010, we sold the two TV series and reported the transactions in our continuing operations. Upon further analysis, we have determined that we have no other investments in television or film projects and we do not plan to invest in any similar projects in the near future. As a result, we have divested this entire component of the company and, consequently, these transactions should have been reported as discontinued operations.

The accompanying financial statements have been restated to present the revenues and costs associated with the sale of the television and animation series as discontinued operations. In addition, the capitalized television costs and accounts receivable from the sale of the two television series have been reported as assets related to discontinued operation.  Prior year financial statements have been reclassified to be consistent.

 The following table reflects the impact of this restatement:

Consolidated Balance Sheet
As of June 30, 2010	As Reported	Adjustment	As Restated
Accounts receivable, net	$18,078,423	$(4,551,041)	$13,527,382
Accounts receivable - discontinued operations	-	4,551,041	4,551,041

Consolidated Statements of Operations and Comprehensive Income
For the Six Months Ended June 30, 2010	As Reported	Adjustment	As Restated
Revenue	$51,774,512	$(7,604,532)	$44,169,980
Cost of Goods Sold	(42,685,393)	7,291,264	(35,394,129)
Gross Profit	9,089,119	(313,268)	8,775,851
Income from operations	6,294,938	(313,268)	5,981,670
Income before income taxes	6,289,498	(6,289,498)	-
Income from continuing operations before income taxes	-	5,976,230	5,976,230
Income taxes	1,857,092	(78,317)	1,778,775
Income from continuing operations	-	4,197,455	4,197,455
Income from discontinued operations, net of taxes of $78,317	-	234,951	234,951

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010	As Reported	Adjustment	As Restated
Gains from discontinued operations	$-	$(313,268)	$(313,268)
Accounts receivable - trade	(6,555,615)	(1,537,991)	(8,093,606)
Capitalized television cost - discontinued operations	746,720	(746,720)	-
Cash provided by (used in) - continuing operations	-	(5,243,042)	(5,243,042)
Cash provided by (used in) - discontinued operations	-	2,597,979	2,597,979

NOTE 3. FOREIGN CURRENCY TRANSLATION

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2009	6.83574	6.82082
Six month ended June 30, 2010	6.80860	6.83474
Six month ended June 30, 2009	6.84480	6.84323

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2009	7.76759	7.75194
Six month ended June 30, 2010	7.78470	7.77167
Six month ended June 30, 2009	7.75040	7.75304

NOTE 4. DISCONTINUED OPERATION

On March 21, 2010, CD Media Beijing entered into an agreement to sell its entire interest in two television series to an unaffiliated third party for RMB 35,175,000 (approximately $5,145,000). Since we don’t plan to reenter the television series business in short term, we record the transaction as disposal of discontinued operations. The selling price minus the costs and associated taxes is reported as gain from disposal of discontinued operations, net of income taxes.

The prior year cost related to the two television series was capitalized and reclassified as “capitalized television costs – discontinued operation.”

CD Media Beijing evaluated the unamortized film production costs for impairment as of December 31, 2009 and determined that no impairment existed related to capitalized film costs.

NOTE 5. RELATED PARTY BALANCE AND TRANSCATIONS

Ms. Hailan Zhang, a stockholder of the Company, had an ending advance balance to the company of USD735 in the second quarter of 2010. The shareholder loan is free of interest with no maturity date.

NOTE 6. INCOME TAX

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

NOTE 7. COMMON STOCK WARRANTS

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

NOTE 8. EARNINGS PER SHARE

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

Recent Events

Share Exchange

We entered into an amended and restated share exchange agreement effective April 23, 2010, with CD Media BVI, CD Media Huizhou, CD Media Beijing, and the shareholders of CD Media BVI pursuant to which the shareholders of CD Media BVI would transfer all of the issued and outstanding securities of CD Media BVI to us in exchange for 19,100,000 shares of our common stock (the “Share Exchange”).  On April 30, 2010, the Share Exchange closed and CD Media BVI became our wholly-owned subsidiary.  Upon the closing of the Share Exchange, we immediately changed our name from “SRKP 25, Inc.” to “China Century Dragon Media, Inc.” A total of 19,100,000 shares were issued to the former shareholders of CD Media BVI and their designee.  Prior to the closing of the Share Exchange and the closing of the Private Placement (described below), the our stockholders prior to the Share Exchange (the “Original Stockholders”) agreed to the cancellation of an aggregate of 4,450,390 shares and 5,677,057 warrants to purchase shares of common stock held by them such that there were 2,646,000 shares of common stock and warrants to purchase 1,419,333 shares of common stock owned by them immediately after the Share Exchange and Private Placement. The warrants are currently exercisable and expire on April 30, 2015.  We paid a $215,750 success fee to WestPark Capital for services provided in connection with the Share Exchange, including coordinating the share exchange transaction process, interacting with principals of the shell corporation and negotiating the definitive purchase agreement for the shell, conducting a financial analysis of CD Media BVI, conducting due diligence on CD Media BVI and its subsidiaries and managing the interrelationships of legal and accounting activities.

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

Critical Accounting Policies and Estimates

We prepare our combined financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities as of the date of our financial statements and our revenues and expenses during the financial reporting period. Our estimates and assumptions are based on available information and our historical experience, as well as other estimates and assumptions that we believe to be reasonable. The estimates and assumptions that form the basis for our judgments may not be readily apparent from other sources. We continually evaluate these estimates and assumptions based on the most recently available information, our own experience and other assumptions that we believe to be reasonable. Our actual results may differ significantly from estimated amounts as a result of changes in our estimates or changes in the facts or circumstances underlying our estimates and assumptions. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on our management’s judgment. When reviewing our combined financial statements, you should take into account:

•	the related judgments made by our management and other uncertainties affecting the application of these policies;

•	the sensitivity of our reported results to changes in prevailing facts and circumstances and our related estimates and assumptions; and

•	the risks and uncertainties described under “Risk Factors.”

Results of Operations

The following table sets forth information from our statements of operations for the three and six months ended June 30, 2010 and 2009 (unaudited) in dollars and as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009

Revenue	$23,765	100%	$12,374	100%	$44,170	100%	23,760	100%
Cost of Goods Sold	(19,128)	80.5%	(10,063)	81.3%	(35,394)	80.1%	(19,394)	81.6%
Gross Profit	$4,637	19.5%	$2,311	18.7%	$8,776	19.9%	4,366	18.4%

General and administrative
Selling Expense	745	3.1%	485	3.9%	1,351	3.1%	902	3.8%
General and administrative	1,257	5.3%	123	1.0%	1,438	3.3%	244	1.0%
Depreciation of equipment	3	*	2	*	5	*	4	*
Total operating expenses	$2,005	8.4%	$610	4.9%	$2,794	6.3%	1,150	4.8%

Income from operations	$2,632	11.1%	$1,701	13.7%	$5,982	13.5%	$3,216	13.5%

Other income (expenses)	(6)	*	-	-	(6)	*	-	-
Interest income	*	*	*	*	*	*	1	*

Income from continuing operations before income taxes	$2,626	11.0%	$1,701	13.8%	5,976	13.5%	$3,217	13.5%
Income taxes	(929)	3.9%	(425)	3.4%	(1,779)	4.0%	(804)	3.4%
Income from continuing operations	$1,697	7.1%	$1,276	10.4%	$4,197	9.5%	2,413	10.1%
Income from discontinued operations	-	-	-	-	235	0.5%	-	-
Net Income	$1,697	7.1%	$1,276	10.4%	4,432	10.0%	2,413	10.1%

Earnings per share from continuing operations
Basic earnings per share	$0.07		$0.07		$0.20		$0.13
Diluted earnings per share	$0.07		$0.07		$0.19		$0.13

Earnings per share from discontinued operations
Basic earnings per share	$-		$-		$0.01		$-
Diluted earnings per share	$-		$-		$0.01		$-

Total earnings per share
Earnings per share - Basic	$0.07		$0.07		$0.21		$0.13
Earnings per share - Diluted	$0.07		$0.07		$0.20		$0.13

Weighted average shares outstanding – basic	23,332,923		19,100,000		21,228,154		19,100,000

Weighted average shares outstanding – diluted	24,752,256		19,100,000		22,647,487		19,100,000
*Less than 1,000 or 0.1%

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

Cost of goods sold mainly includes the purchase price we paid for the commercial time slots on CCTV channels. For the three months ended June 30, 2010, cost of goods sold amounted to $19.1 million or 80.5% of revenues, as compared to $10 million or 81.3% of revenues, for the same period in 2009. The increase of cost of goods sold is the combined result of our sale of 305 more advertising minutes during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 and a 69.5% increase in the average cost per minute of the advertising time we purchased on CCTV, due to our vendors’ increase in the prices for advertising time charged purchased by us and to our clients’ purchase of more sought-after advertising time slots during the three months ended June 30, 2010, which are generally more expensive for us to obtain from our vendors. For the most part, we believe that we can pass the increase in prices charged by our vendors for our advertising time to our clients, however, there is no guarantee that we will able to do so in the future.

Gross profit for the three months ended June 30, 2010 was $4.6 million, or 19.5% of revenues, an increase of $2.3 million or 100% compared to $2.3million, or 18.7% of revenues, for the comparable period in 2009. The increase in our gross profit margin for the three months ended June 30, 2010 is primarily due to the fact that we were able to pass more of the full cost of the increase in our costs to purchase advertising time to our clients. The strong demand for CCTV commercial time slots from our clients helped us maintain our margin in second quarter of 2010, as our clients were willing to pay higher prices for our advertising time as the cost of the advertising time increased.

Selling expenses were $0.7 million or the three months ended June 30, 2010, an increase of $0.2 million, or 53.4%, compared to $0.5 million for the same period in 2009.  The increase in selling expenses is mainly attributable to increased sales commission expenses of approximately $132,000, which increased along with the increase in our revenues, and the expansion of our sales force to expand our sales efforts and development of new clients. Selling-related travel expenses also increased approximately $74,000 due to our increase in selling activities to new clients during the three months ended June 30, 2010.

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

Income taxes for the three months ended June 30, 2010 were $0.9 million, an increase of $0.5 million, or 118.4%, over income taxes of $0.4 million for the three months ended June 30, 2009. The increase in income taxes was primarily a result of an increase in our taxable income.  Our subsidiaries located in China, namely CD Media Huizhou and CD media Beijing, pay 25% statuary income tax on income before tax. While our other subsidiaries outside of China only incurred expenses and generated no revenue, we cannot claim any tax benefits from these expenses outside China. We paid an effective tax rate of 35.4% for the three months ended June 30, 2010 as compared to an effective tax rate of 25% during the three months June 30, 2009.

As a result of these factors, we reported net income of $1.7 million for the three months ended June 30, 2010, as compared to net income of $1.3 million for the same period in prior year, an increase of $0.4 million, or 33%.

Six Months Ended June 30, 2010 and 2009

Revenues were $44.2 million for the six months ended June 30, 2010, an increase of $20.4 million, or 85.9%, compared to $23.8 million for the same period in 2009.   The increase in revenue can be attributed to few key factors. The general economic conditions in China improved in the first half of 2010 compared to the same period in 2009, which spurred our customers to spend more on television advertising time and resulted in greater demand for our advertising time on CCTV during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  We sold a total of 5,313 minutes of advertising time during the six months ended June 30, 2010, as compared with 4,905 minutes in six months ended June 30, 2009, an increase of 408 minutes or 8.3%. In addition, the average price per minute of the time slot sold in the first six months of fiscal 2010 is $8,074, or 65.6% greater than the average price per minute of time sold of $4,875 sold in the first six months of fiscal 2009. The sale price increase in the average price per minute of advertising sold is due to higher demand for advertising time on CCTV channels, including an increased demand from our clients for advertising time on programs with higher viewerships for which we were able to charge more per minute sold.  During the six months ended June 30, 2010, we expanded our client base, which resulted in purchases of approximately $31.4 million from new clients.  This increase in revenues from new clients was partially offset by the decision by some of our existing clients not to purchase advertising time in the six months ended June 30, 2010.

Cost of goods sold was $35.4 million for the six months ended June 30, 2010, an increase of $16 million, or 82.5%, compared to $19.4 million for the same period in 2009. Cost of goods sold mainly includes the purchase price we paid for the commercial time slots on CCTV channels.  The increase of cost of goods sold is the combined result of our sale of 408 more advertising minutes during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 and a 65.9% increase in the average cost per minute of the advertising time we purchased on CCTV, due to our vendors’ increase in the prices for advertising time purchased by us and to our clients’ purchase of more sought-after advertising time slots during the six months ended June 30, 2010, which are generally more expensive for us to obtain from our vendors.

Gross profit for the six months ended June 30, 2010 was $8.8 million, or 19.9% of revenues, an increase of $4.4 million or 101% compared to $4.37 million, or 18.4% of revenues, for the comparable period in 2009. The increase in our gross profit margin for the six months ended June 30, 2010 is primarily due to the fact that the demand of CCTV commercial time slots is strong. We were able to increase the selling price of the time slots sold during the period at a rate slightly higher than the increased costs to obtain the commercial time.

Selling expenses were $1.4 million for the six months ended June 30, 2010, an increase of $0.4 million, or 50%, compared to $0.9 million for the same period in 2009. The increase primarily resulted from our increased sales efforts.  Sales commission and bonus expenses increased $0.2 million in the six months ended June 30, 2010 as compared to the comparable period in 2009.  Selling-related travel expenses increased $0.1 million due to our development of new clients during the six months ended June 30, 2010.

General and administrative expenses were $1.4 million for the six months ended June 30, 2010, an increase of $1.2million, or 489%, compared to $0.2 million for the same period in 2009. The significant increase in general and administrative expenses was largely due to expenses related to the Share Exchange and Private Placement of shares of common stock which each closed on April 30, 2010.  Due to the Share Exchange and Private Placement, we incurred increased legal fees of approximately $250,000 and accounting fees of approximately $228,000 during the six months ended June 30, 2010. In addition, we incurred increased consulting fees of $630,000 related to Share Exchange and Private Placement in the six months ended June 30, 2010.

Income taxes for the six months ended June 30, 2010 were $1.9 million, an increase of $1.1 million, or 130%, over income taxes of $0.8 million for the six months ended June 30, 2009. The increase in income taxes was primarily a result of an increase in our taxable income. Our subsidiaries located in China pay 25% statuary income tax on income before tax. While our other subsidiaries outside of China only incurred expenses and generated no revenue, we cannot claim any tax benefits from these expenses outside China. We paid an effective tax rate of 29.5% for the six months ended June 30, 2010 as compared to an effective tax rate of 25% during the six months June 30, 2009.

We sold our entire interest in two television series in March 2010, which resulted in a gain of $0.2 million net of applicable taxes.

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

Net cash used in operating activities was $2.6 million for the six months ended June 30, 2010 compared to net cash provided by operating activities of $4.4 million for the comparable period in 2009.  The decrease in cash provided by operating activities was primarily due to an increase of accounts receivable in the amount of $8.1 million. Our payment term with our clients typically requires payment in three parts.  We require one part of the payment before the airing of the commercial, one part in the month the commercial airing is completed and the final portion in the month after the commercial is aired. The due date generally is at the end of a month. The accounts receivable balance at December 31, 2009 is lower than it is during other periods because our vendors required timely payment at the year-end for their accounting closing and we in turn required timely payment from our clients. The increased accounts receivable as of June 30, 2010 is due to an increase in monthly sales. Our sales of television advertising time almost doubled during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, with sales increasing steadily month over month in 2010.  We would expect a normal increase in our accounts receivables at June 30, 2010 to be approximately double as compared with the six months ended June 30, 2009, of approximately $5.5 million, which results in an expected increase of approximately $5.5 million in outstanding accounts receivable. Based on our collection experience, we have noticed some delays in payments at June 30, 2010.  However, this does not appear to be a general trend. In summary, the increase in accounts receivable is a combination of a sales increase and slightly late payments by our customers.

Corporate tax payable was $0.8 million lower and customer deposits fell $1.4 million during the six months ended June 30, 2010. The balance for customer deposits had a higher balance at year-end of 2009 because CCTV demanded a deposit before airing commercials and we in turn required our customers to place deposits with us. We also sold our interest in two television series during the six months ended June 30, 2010. The sales have an installment payment term that last for a year and we have been collecting these payments on time according to the schedules specified by the sale agreements. The outstanding accounts receivable balance from discontinued operations is $4.6 million as of June 30, 2010.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were ineffective as of June 30, 2010 due our accounting staff’s inability to speak or read English.

Changes in internal control over financial reporting

Effective April 23, 2010, we entered into a share exchange agreement with CD Media BVI, CD Media Huizhou, CD Media Beijing, and the shareholders of CD Media BVI pursuant to which the shareholders of CD Media BVI would transfer all of the issued and outstanding securities of CD Media BVI to us in exchange for 19,100,000 shares of our common stock (the “Share Exchange”). The Share Exchange closed on April 30, 2010. Following the Share Exchange, the sole business conducted by our company is the business conducted by CD Media BVI and it subsidiaries, including CD Media Huizhou, which controls CD Media Beijing, and receives the benefits of CD Media Beijing, through a series of contractual arrangements, and certain of the officers and directors of CD Media BVI and/its subsidiaries became officers and directors of our company. Also, as a result of the Share Exchange, the internal control over financial reporting utilized by CD Media BVI prior to the Share Exchange became the internal control over financial reporting of our company.

To prevent a recurrence of the deficiency in our disclosure controls and procedures, we hired a new Chief Financial Officer on July 28, 2010 who can speak and read English fluently.

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of the Exchange Act, we believe that, other than the changes described above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

China Century Dragon Media, Inc.

Dated: September 29, 2010	/s/	Fu Haiming
	By:	Fu Haiming
	Its:	Chief Executive Officer

	/s/	Duan Dapeng
	By:	Duan Dapeng
	Its:	Chief Financial Officer