Form 10-Q
period 2010-09-30
China Century Dragon Media, Inc.
filed 2010-11-22
CIK 1423242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, was 25,312,838 as of November 19, 2010.

CHINA CENTURY DRAGON MEDIA, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

China Century Dragon Media, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$3,091,349	$654,831
Accounts receivable, net	14,954,208	5,433,776
Accounts receivable – discontinued operations	2,334,197	-
Prepaid expenses and other receivables	24,701	-
Deferred equity offering costs	153,232	-
Advances – time slots purchased	7,288,930	-
Advances - general	3,099,058	7,589,725
Total current assets	30,945,675	13,678,332
Property and equipment, net	27,696	31,900
Capitalized television cost – discontinued operations	-	6,821,550
Total Assets	$30,973,371	$20,531,782

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,298,202	$885,013
Customer deposit	217,065	1,776,364
Accrued liabilities	140,464	184,341
Various taxes payable	168,094	320,712
Corporate tax payable	1,024,629	1,678,069
Total current liabilities	2,848,454	4,844,499
Due to Related parties	737	-
Total current liabilities	2,849,191	4,844,499

Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Common Stock $0.0001 par value, 100,000,000 shares authorized, 25,312,838 shares issued and outstanding at September 30, 2010 and 19,100,000 shares issued and outstanding at December 31, 2009, respectively	2,531	1,910
Additional paid-in capital	5,165,060	630,440
Accumulated other comprehensive income	941,489	383,533
Statutory surplus reserve fund	790,138	790,138
Retained earnings	21,224,962	13,881,262
Total stockholders' equity	28,124,180	15,687,283
Total Liabilities and Stockholders' Equity	$30,973,371	$20,531,782

See accompanying notes to the Consolidated Financial Statements.

China Century Dragon Media, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$25,542,293	$14,344,578	$69,712,273	$38,104,339
Cost of Goods Sold	(20,459,152)	(11,526,209)	(55,853,281)	(30,919,643)
Gross Profit	5,083,141	2,818,369	13,858,992	7,184,696

General and administrative
Selling Expenses	874,718	492,264	2,225,442	1,394,323
General and administrative	287,938	117,490	1,732,503	361,746
Depreciation of equipment	2,715	2,282	7,938	6,579
Total operating expenses	1,165,371	612,036	3,965,883	1,762,648

Income from operations	3,917,770	2,206,333	9,893,109	5,422,048
Gain on disposal of assets		660		660
Interest income	582	623	1,473	2,007

Income from continuing operations before income taxes	3,918,352	2,207,616	9,894,582	5,424,715
Income taxes	(1,007,058)	(551,888)	(2,785,833)	(1,356,167)
Income from continuing operations	2,911,294	1,655,728	7,108,749	4,068,548

Income from discontinued operations, net of taxes of $78,317	-	-	234,951	-

Net income	$2,911,294	$1,655,728	$7,343,700	$4,068,548

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	496,615	36,365	557,956	1,596
Comprehensive Income	$3,407,909	$1,692,093	$7,901,656	$4,070,144

Earnings per share from continuing operations
Basic earnings per share	$0.12	$0.09	$0.32	$0.21
Diluted earnings per share	$0.11	$0.09	$0.30	$0.21

Earnings per share from discontinued operations
Basic earnings per share	$-	$-	$0.01	$-
Diluted earnings per share	$-	$-	$0.01	$-
Total earnings per share
Basic earnings per share	$0.12	$0.09	$0.33	$0.21
Diluted earnings per share	$0.11	$0.09	$0.31	$0.21
Weighted-average shares outstanding, Basic	25,312,838	19,100,000	22,604,678	19,100,000

Weighted-average shares outstanding, Diluted	26,732,171	19,100,000	24,024,011	19,100,000

See accompanying notes to the Consolidated Financial Statements.

China Century Dragon Media, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2010

					Accumulated
			Additional	Statutory	Other	Retained	Total
	Capital share		Paid-in	Reserve	Comprehensive	Earnings	Stockholders'
	Share	Amount	Capital	Fund	Income	(Unrestricted)	Equity
Balances, December 31, 2009	19,100,000	1,910	630,440	790,138	383,533	13,881,262	15,687,283
Retention of 2,646,000 shares held by original SRKP 25 shareholders	2,646,000	265	(265)	-	-	-	-
Issuance of 3,566,838 shares at $1.50 per share in private offering, net of offering costs	3,566,838	356	4,534,885	-	-	-	4,535,241
Foreign currency translation adjustment	-	-	-	-	557,956	-	557,956
Net income year to date (unaudited)	-	-	-	-	-	7,343,700	7,343,700
Balances, September 30, 2010 (unaudited)	25,312,838	$2,531	$5,165,060	$790,138	$941,489	$21,224,962	$28,124,180

See accompanying notes to the Consolidated Financial Statements.

China Century Dragon Media, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities

Net Income	$7,343,700	$4,068,548
Gains from discontinued operations	(313,268)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,938	6,579
Gain on disposal of assets		(660)
Changes in operating assets and liabilities:
Account receivable-trade	(9,409,312)	1,734,745
Advance to suppliers for purchases	(2,643,054)	1,142,066
Prepaid expenses and deposits	(24,701)
Accounts payable and accrued liabilities	35,035	(968,882)
Customer deposits	(1,595,625)	567,498
Corporate tax payable	(687,756)	(1,585,321)
Cash provided by (used in) operating activities – continuing operations	(7,287,043)	4,964,573
Cash provided by (used in) – discontinued operations	4,940,121	(5,427,160)
Net cash used in operating activities	(2,346,922)	(462,587)

Cash Flows From Investing Activities
Cash paid for equipment additions	(3,166)	(20,193)
Net cash used in investing activities	(3,166)	(20,193)

Cash Flows From Financing Activities
Net proceeds from sale of common stock	4,535,241	-
Proceeds from related party loan	525,672	-
Payments on related party loan	(524,937)	-
Net cash provided by financing activities	4,535,976	-

Effect of exchange rate changes on cash	250,630	12,427
Net increase (decrease) in cash and cash equivalents	2,436,518	(470,353)
Cash and cash equivalents, beginning of year	654,831	1,219,894

Cash and cash equivalents, end of period	$3,091,349	$749,541

Supplemental disclosure information:
Income taxes paid	$3,544,926	$2,940,516
Interest paid	$-	$-

See accompanying notes to the Consolidated Financial Statements.

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of China Century Dragon Media, Inc. (the “Company” or “CD Media”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in CD Media’s registration statement on Form S-1/A for the year ended December 31, 2009, which was filed with the SEC on October 27, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2009 annual report have been omitted.

China Century Dragon Media, Inc. (“CD Media”, or “the Company”) (formerly SRKP 25, Inc.), was incorporated under the laws of the State of Delaware on December 17, 2007. SRKP 25 agreed to issue an aggregate of 19,100,000 shares of its common stock in exchange for all of the issued and outstanding share capital of CD Media (Holding) Co., Limited (“CD Media BVI”) under a Share Exchange Agreement (the “Share Exchange”). The Share Exchange closed on April 30, 2010. After the share exchange, China Century Dragon Media, Inc. became the parent company of CD Media BVI.

CD Media BVI was incorporated under the laws of British Virgin Islands on March 30, 2009.  CD Media BVI has 50,000 common shares authorized with $1.00 par value each and 50,000 shares issued and outstanding.

CD Media (HK) Limited (“CD Media HK”) was incorporated under the laws of Hong Kong, PRC on May 6, 2009. CD Media HK has 10,000 common shares authorized with HKD 1 par value each and 10,000 shares are issued and outstanding.

Huizhou CD Media Co., Ltd (“CD Media HZ”) is located at Huizhou, Guangdong Province, PRC and incorporated under the Chinese laws on November 2, 2009. CD Media HZ had a registered capital of HKD 20 million.

Beijing CD Media Advertisement Co., Ltd (“CD Media Beijing”) is located in Beijing, PRC and incorporated under the Chinese laws on June 29, 2001. CD Media Beijing had a registered capital of RMB 5 million. CD Media Beijing is engaged in the sale of commercial breaks on certain channels of China Central Television (“CCTV”).

On March 30, 2010, CD Media HZ and CD Media Beijing entered into an Exclusive Business Cooperation Agreement which entitles CD Media HZ to receive all of the economic benefits of CD Media Beijing in consideration for services provided by CD Media HZ to CD Media Beijing. In addition, CD Media HZ entered into certain agreements with each of Xu Wen, Cheng Yongxia and Zheng Hongbo (the “CD Media Beijing Shareholders”), including Exclusive Option Agreements allowing CD Media HZ to acquire the shares of CD Media Beijing when permitted by PRC laws, Powers of Attorney that provide CD Media HZ with the voting rights of the CD Media Beijing Shareholders and Equity Interest Pledge Agreements that pledge the shares in CD Media Beijing to CD Media HZ. Effective control over CD Media Beijing was transferred to CD Media HZ through these series of contractual arrangements without transferring legal ownership in CD Media Beijing to CD Media HZ (the “Reorganization”). As a result of the Reorganization, CD Media Beijing became a variable interest entity (“VIE”) and is included in the consolidated group. The total assets and liabilities of the VIE at September 30, 2010 were $28,921,418 and $4,221,522, respectively.

This VIE structure provides CD Media HZ, a wholly-owned subsidiary of CD Media BVI, with control over the operations and benefits and determents of CD Media HZ without having a direct equity ownership in CD Media Beijing.

On April 30, 2010, the Company completed the Share Exchange with CD Media BVI, the shareholders of CD Media BVI, CD Media HZ and CD Media Beijing. At the closing, CD Media BVI became a wholly-owned subsidiary of the Company and 100% of the issued and outstanding securities of CD Media BVI were exchanged for securities of the Company. An aggregate of 19,100,000 shares of common stock were issued to the shareholders of CD Media BVI and their designees. Prior to the closing of the Share Exchange, the stockholders of the Company agreed to the cancellation of an aggregate of 4,450,390 shares and 5,677,057 warrants to purchase shares of common stock held by them such that there were 2,646,000 shares of common stock and warrants to purchase 1,419,333 shares of common stock owned by them immediately prior to the Share Exchange.

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

 The corporate structure of the Company is as follows:

NOTE  2. FOREIGN CURRENCY TRANSLATION

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2009	6.83574	6.82082
Nine months ended September 30, 2010	6.68003	6.79810
Nine months ended September 30, 2009	6.81756	6.80504

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2009	7.76759	7.75194
Nine months ended September 30, 2010	7.75820	7.77172

NOTE 3. DISCONTINUED OPERATION

On March 21, 2010, CD Media Beijing entered into an agreement to sell its entire interest in two television series to an unaffiliated third party for RMB 51,975,000 (approximately $7,604,000). Since the Company does not plan to reenter the television series business in the short term, the Company recorded the transaction as disposal of discontinued operations. The selling price minus the costs and associated taxes is reported as gain from disposal of discontinued operations, net of income taxes.

The prior year cost related to the two television series was reclassified as “Capitalized television costs - discontinued operations.” The receivable related to the sales of the two television series is recorded as "Accounts receivable - discontinued operations," separately from trade receivables. The purchaser agreed to pay 20% of the purchase price to CD Media Beijing within five days of the closing of the agreement, 20% of the purchase price during the quarter ended June 30, 2010, 30% of the purchase price during the quarter ended September 30, 2010 and the remaining 30% of the purchase price during the quarter ended December 31, 2010.

NOTE 4. RELATED PARTY BALANCE AND TRANSCATIONS

There was $737 of unreimbursed business expenses due to Ms. Hailan Zhang, a Shareholder of the Company as of September 30, 2010.

NOTE 5. INCOME TAX

CD Media HZ was established in Huizhou, PRC, and was entitled to a preferential Enterprise Income Tax (”EIT”) rate. CD Media HZ had applied for foreign investment Enterprise title, subject to tax at a statutory rate of 25%.

CD Media Beijing is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25%on income reported in the statutory financial statements after appropriate tax adjustments.

The effective tax rate for the Company for the nine months ended September 30, 2010 and 2009 was 28.2% and 25%, respectively. The higher effective tax rate is due to non-deductible expenses incurred in the US related to merger costs. These expenses are incurred outside China so they become non-deductible.

NOTE 6. COMMON STOCK WARRANTS

Since the inception of SRKP 25, the shareholders of SRKP 25 held an aggregate of 7,096,390 warrants. Immediately prior to the closing of the Share Exchange on April 30, 2010, the shareholders agreed and canceled an aggregate of 5,677,057 warrants. Immediately after the Share Exchange and the cancellation, the shareholders held an aggregate of 1,419,333 warrants.

A summary of the Company’s warrant activities for the nine months ended September 30, 2010 and year ended December 31, 2009 are as follows:

	Warrants	Average Exercise Price
Balance December 31, 2009	7,096,390	$0.0001
Forfeited/canceled	5,677,057	$0.0001
Balance September 30, 2010	1,419,333	0.0001

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

The following table illustrates the computation of basic and dilutive net income per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	September 30,	September 30,
	2010	2009
Net income attributable to China Century Dragon Media, Inc.	$7,343,700	$4,068,548
Denominator:
Basic weighted-average shares outstanding	22,604,678	19,100,000
Effect of dilutive warrants	1,419,333	-
Diluted weighted-average shares outstanding	24,024,011	19,100,000
Net income per share:
Basic	$0.33	$0.21
Diluted	$0.31	$0.21

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Through CD Media Beijing, we are engaged in the promotion, sale and marketing of advertising packages on China Central Television (“CCTV”) channels. We typically purchase advertising time packages that air on CCTV-1, CCTV-2 and CCTV-3, three of the main channels of CCTV, the state television station of the PRC, which we repackage and sell to our customers.  Currently we obtain almost all of our advertising time from third parties that act as agents for the sale of advertising time slots by CCTV.  During the nine months ended September 30, 2010, we obtained a very small amount of advertising time directly from CCTV.

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

Private Placement

In addition, on April 30, 2010, concurrently with the close of the Share Exchange, we closed a private placement of shares of our common stock.  Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 3,566,838 shares of common stock at $1.50 per share (the “Private Placement”).  As a result, we received gross proceeds in the amount of approximately $5.4 million.

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

Results of Operations

The following table sets forth information from our statements of operations for the three months ended September 30, 2010 and 2009 (unaudited) and the nine months ended September 30, 201 and 2009 (unaudited) in dollars (in thousands) and as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Revenue	$25,542	100%	$14,344	100%	$69,712	100%	$38,104	100%
Cost of Goods Sold	(20,459)	80.1%	(11,526)	80.4%	(55,853)	80.1%	(30,919)	81.1%
Gross Profit	$5,083	19.9%	$2,818	19.6%	$13,859	19.9%	$7,185	18.9%

General and administrative
Selling Expenses	874	3.5%	492	3.4%	2,225	3.2%	1,394	3.7%
General and administrative	288	1.1%	118	0.8%	1,733	2.5%	362	1.0%
Depreciation of equipment	3	*	2	*	8	*	7	*
Total operating expenses	$1,165	4.6%	$612	4.3%	$3,966	5.7%	$1,763	4.7%

Income from operations	$3,918	15.3%	$2,206	15.3%	$9,893	14.2%	$5,422	14.2%

Other income (expenses)	*	*	1	*	1	*	1	*
Interest income	*	*	1	*	1	*	2	*

Income from continuing operations before income taxes	$3,918	15.3%	$2,207	15.3%	$9,895	14.2%	$5,425	14.2%
Income taxes	(1,007)	3.9%	(551)	3.8%	(2,786)	4.0%	(1,356)	3.6%
Income from continuing operations	2,911	11.4%	1,655	11.5%	7,109	10.2%	4,069	10.6%
Income from discontinued operations, net of taxes	-		-		235	0.3%	-
Net Income	$2,911	11.4%	$1,655	11.5%	$7,344	10.5%	$4,069	10.6%

*Less than 1,000 or 0.1%

Three months ended September 30, 2010 and 2009

Revenues were $25.5 million for the three months ended September 30, 2010, an increase of $11.2 million, or 78.1%, compared to $14.3 million for the same period in 2009.  The revenue increase can be attributed to a few key factors. The general economic conditions in China improved in the third quarter of 2010 compared to the same period in 2009, which spurred our customers to spend more on television advertising time and resulted in greater demand for our advertising time on CCTV during the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009.  We sold a total of 3,371 minutes of advertising time during the three months ended September 30, 2010, as compared with 3,160 minutes in the third quarter of 2009, an increase of 211 minutes or 6.7%. In addition, the average price per minute of the time sold in the third quarter of 2010 was $7,576, 66.9% greater than the average price per minute of time sold of $4,539 in the third quarter of 2009.  The increase in the average price per minute of advertising sold is due to higher demand for advertising time on CCTV channels, including an increased demand from our clients for advertising time on programs with higher viewerships for which we were able to charge more per minute sold.

Cost of goods sold mainly includes the purchase price we paid for the commercial time slots on CCTV channels. For the three months ended September 30, 2010, cost of goods sold amounted to $20.5 million or 80.1% of revenues, as compared to $11.5 million or 80.4% of revenues, for the same period in 2009. The increase of cost of goods sold is the combined result of our sale of 211 more advertising minutes during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 and a 66.4% increase in the average cost per minute of the advertising time we purchased on CCTV, due to our vendors’ increase in the prices for advertising time purchased by us and to our clients’ purchase of more sought-after advertising time slots during the three months ended September 30, 2010, which are generally more expensive for us to obtain from our vendors. For the most part, we can set our pricing and pass the increase in prices charged by our vendors for our advertising time to our clients, however, there is no guarantee that we will able to do so in the future.

Gross profit for the three months ended September 30, 2010 was $5.1 million, or 19.9% of revenues, an increase of $2.3 million or 80.4% compared to $2.8 million or 19.6% of revenues, for the comparable period in 2009. The increase in our gross profit margin for the three months ended September 30, 2010 is primarily due to the fact that we were able to pass more of the full cost of the increase in our costs to purchase advertising time to our clients. The strong demand for CCTV commercial time slots from our clients helped us maintain our margin in third quarter of 2010, as our clients were willing to pay higher prices for our advertising time as the cost of the advertising time increased.

Selling expenses were $0.9 million for the three months ended September 30, 2010, an increase of $0.4 million, or 77.7%, compared to $0.5 million for the same period in 2009.  The increase in selling expenses is mainly attributable to increased sales commission expenses of approximately $159,000, which increased along with the increase in our revenues, and the expansion of our sales efforts and development of new clients. Selling-related travel and entertainment expenses also increased approximately $166,000 due to our increase in selling activities to clients during the three months ended September 30, 2010.

General and administrative expenses were $0.3 million for the three months ended September 30, 2010, an increase of $0.2 million, compared to $0.1 million for the same period in 2009. The increase in general and administrative expenses was largely due to increased professional and consulting expenses of approximately $110,000 related to being a public company in the U.S. We also incurred approximately $34,000 more personnel expense as a result of business expansion.

Income taxes for the three months ended September 30, 2010 were $1.0 million, an increase of $0.5 million, or 82.5%, over income taxes of $0.5 million for the three months ended September 30, 2009. The increase in income taxes was primarily a result of an increase in our taxable income.  Our subsidiaries located in China, namely CD Media Huizhou and CD Media Beijing, pay 25% statuary income tax on income before tax. While our other subsidiaries outside of China only incurred expenses and generated no revenue, we cannot claim any tax benefits from these expenses outside China. We paid an effective tax rate of 25.7% for the three months ended September 30, 2010 as compared to an effective tax rate of 25% during the three months September 30, 2009.

As a result of these factors, we reported net income of $2.9 million for the three months ended September 30, 2010, as compared to net income of $1.7 million for the same period in prior year, an increase of $1.2 million, or 75.8%.

Nine Months Ended Nine 30, 2010 and 2009

Revenues were $69.7 million for the nine months ended September 30, 2010, an increase of $31.6 million, or 83%, compared to $38.1 million for the same period in 2009. The increase in revenue can be attributed to few key factors. The general economic conditions in China improved in 2010 compared to the same period in 2009, which spurred our customers to spend more on television advertising time and resulted in greater demand for our advertising time on CCTV during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  We sold a total of 8,705 minutes of advertising time during the nine months ended September 30, 2010, as compared with 8,030 minutes in nine months ended September 30, 2009, an increase of 675 minutes or 8.4%. In addition, the average price per minute of the time slot sold in the first nine months of 2010 is $8,008, or 68.8% greater than the average price per minute of time sold of $4,745 sold in the first nine months of  2009. The sale price increase in the average price per minute of advertising sold is due to higher demand for advertising time on CCTV channels, including an increased demand from our clients for advertising time on programs with higher viewerships for which we were able to charge more per minute sold.

Cost of goods sold was $55.9 million for the nine months ended September 30, 2010, an increase of $25.0 million, or 80.1%, compared to $30.9 million for the same period in 2009. Cost of goods sold mainly includes the purchase price we paid for the commercial time slots on CCTV channels.  The increase of cost of goods sold is the combined result of our sale of 675 more advertising minutes during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 and a 66.6% increase in the average cost per minute of the advertising time we purchased on CCTV, due to our vendors’ increase in the prices for advertising time purchased by us and to our clients’ purchase of more sought-after advertising time slots during the nine months ended September 30, 2010, which are generally more expensive for us to obtain from our vendors.

Gross profit for the nine months ended nine 30, 2010 was $13.9 million, or 19.9% of revenues, an increase of $6.7 million or 92.9% compared to $7.2 million, or 18.9% of revenues, for the comparable period in 2009. The increase in our gross profit margin for the nine months ended September 30, 2010 is primarily due to the fact that we were able to pass more of the full cost of the increase in our costs to purchase advertising time to our clients. The strong demand for CCTV commercial time slots from our clients helped us maintain our margin in 2010. We were able to increase the selling price of the time slots sold during the period at a rate slightly higher than the increased costs to obtain the commercial time.

Selling expenses were $2.2 million for the nine months ended September 30, 2010, an increase of $0.8 million, or 59.6%, compared to $1.4 million for the same period in 2009. The increase primarily resulted from our increased sales efforts.  Sales commission and bonus expenses increased $0.4 million in the nine months ended September 30, 2010 as compared to the comparable period in 2009.  Selling-related travel and entertainment expenses increased $0.3 million due to our development of new clients during the nine months ended September 30, 2010. Personnel expense also increased $0.1 million due to expansion of our staff.

General and administrative expenses were $1.7 million for the nine months ended September 30, 2010, an increase of $1.4 million, or 379%, compared to $0.4 million for the same period in 2009. The significant increase in general and administrative expenses was largely due to expenses related to the Share Exchange and Private Placement of shares of common stock which each closed on April 30, 2010.  Due to the Share Exchange and Private Placement, we incurred increased legal fees of approximately $250,000, consulting fees of $630,000 and accounting fees of approximately $228,000. We also incurred additional professional expense of approximately$110,000 as being a public company.

Income taxes for the nine months ended September 30, 2010 were $2.8 million, an increase of $1.4 million, or 105.3%, over income taxes of $1.4 million for the nine months ended September 30, 2009. The increase in income taxes was primarily a result of an increase in our taxable income. Our subsidiaries located in China pay 25% statuary income tax on income before tax. While our other subsidiaries outside of China only incurred expenses and generated no revenue, we cannot claim any tax benefits from these expenses outside China. We paid an effective tax rate of 28.2% for the nine months ended September 30, 2010 as compared to an effective tax rate of 25% during the nine months September 30, 2009.

We sold our entire interest in two television series in March 2010, which resulted in a gain of $0.2 million net of applicable taxes.

Net income for the nine months ended September 30, 2010 was $7.3 million, an increase of 80.5% over net income of $4.1 million for the nine months ended September 30, 2009, based on the factors described above.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $3.1 million as of September 30, 2010, as compared to $0.7 million as of December 31, 2009. Our funds are kept in financial institutions located in the PRC, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from the PRC, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

On April 30, 2010, we received gross proceeds of approximately $5.4 million in the closing of a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 3,566,838 shares of our common stock at $1.50 per share. We paid WestPark Capital, Inc., the placement agent for the Private Placement, a commission equal to 10.0% with a non-accountable fee of 4.0% of the gross proceeds from the Private Placement. We are also retained WestPark Capital for a period of five months following the closing of the Private Placement to provide us with financial consulting services for which we paid WestPark Capital $4,000 per month. Out of the proceeds of the Private Placement, we paid $300,000 to Keen Dragon Group Limited, a third party unaffiliated with CD Media BVI, the Company, or WestPark Capital for services as an advisor to the Company, including assisting in preparations for the Share Exchange and the Company’s listing of securities in the United States.

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

Net cash used in operating activities was $2.3 million for the nine months ended September 30, 2010 compared to net cash used in operating activities of $0.5 million for the comparable period in 2009.  The decrease in cash provided by operating activities was primarily due to an increase of accounts receivable in the amount of $9.4 million.  Corporate tax payable was $0.7 million lower and customer deposits fell $1.6 million during the nine months ended September 30, 2010. The balance for customer deposits had a higher balance at year-end of 2009 because CCTV demanded a deposit before airing commercials and we in turn required our customers to place deposits with us. We also sold our interest in two television series during the nine months ended September 30, 2010. The sales have an installment payment term that last for a year and we have been collecting these payments on time according to the schedules specified by the sale agreements. The outstanding accounts receivable balance from the sale is $2.3 million as of September 30, 2010.

The accounts receivable balance at December 31, 2009 is lower than it is during other periods because our vendors required timely payment at the year-end for their accounting closing and we in turn required timely payment from our clients. The increased accounts receivable as of September 30, 2010 is due to an increase in monthly sales. Our sales of television advertising time increased 82.5% during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, with sales increasing steadily month over month in 2010. We would expect a normal increase in our accounts receivables at September 30, 2010. In addition, we extended our payment term with our customers in order to provide them incentive of buying commercial time slots from us in third quarter.

We did not have significant cash used in investing activities for the nine months ended September 30, 2010 and September 30, 2009, as we are not a capital intensive business.

Net cash provided by financing activities was $4.5 million for the nine months ended September 30, 2010 as compared to $0 during the nine months ended September 30, 2009, which was largely due to the Private Placement transaction that closed during the nine months ended September 30, 2010.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2010.

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

To prevent a recurrence of the deficiency in our disclosure controls and procedures, we hired a new Chief Financial Officer on July 28, 2010 who can speak and read English fluently. Our Chief Financial Officer is a U.S. Certified Public Accountant and has experience auditing SEC reporting companies and performing evaluations of internal controls over financial reporting. In addition, our Chief Executive Officer, Chief Financial Officer and other members of our accounting staff hold meetings at least monthly to discuss Company business, operating results and other business transactions to ensure that we are able to disclose accurate information in a timely manner. Additionally, the Company has purchased and used access to a professional accounting website, which explains SEC reporting rules and regulations, to ensure compliance with SEC reporting rules.

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

We purchase a significant amount of our advertising time from a few suppliers who act as agents for CCTV.  Our top three suppliers collectively accounted for 16.4%, 29.7%, 20.1%, 30.5% and 49.5% of our total purchases of advertising time during the nine months ended September 30, 2010 and 2009 and the years ended December 31, 2009, 2008 and 2007, respectively.  For the nine months ended September 30, 2010, we did not have supplier who accounted for more than 10% of our total purchase of advertising time during the period.  If our relationship with any of these suppliers were to end, we would have to obtain advertising time from other suppliers.  We cannot guaranty our investors that we will be able to obtain an adequate supply of advertising time from other suppliers.  Additionally, advertising time that we are able to obtain from other suppliers may not be in as popular time slots or be on as popular CCTV channels as the advertising time that we currently purchase and our customers may not be willing to pay as much for this advertising time.  Our results of operations would be hurt if we are not able to obtain adequate supplies of advertising time that is attractive to our customers.

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

We derive a significant portion of our revenues from a limited number of large advertising clients. For example, our ten largest advertising clients accounted for approximately 35.0%, 54%, 35.2%, 47.7% and 61.1% of our total revenues in the nine months ended September 30, 2010 and 2009 and the years ended December 31, 2009, 2008 and 2007, respectively. Our clients generally are able to reduce advertising and marketing spending or cancel an advertising campaign at any time for any reason. It is possible that our clients could reduce their advertising spending in a given period in comparison with historical patterns, and they could reduce their advertising spending for future periods. A significant reduction in advertising and marketing spending by our large clients, or the loss of one or more of our large clients, to the extent the loss in our revenues resulting from the loss of these clients is not replaced by new client accounts or increased business from existing clients, would lead to a substantial decline in our revenues, which could have a material adverse effect on our business, results of operations and financial condition.

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

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. GAAP and securities laws, and which could cause a materially adverse impact on our financial statements, the trading of our common stock and our business.

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

China Century Dragon Media, Inc.

Dated: November 22, 2010	/s/	Fu Haiming
	By:	Fu Haiming
	Its:	Chief Executive Officer

	/s/	Duan Dapeng
	By:	Duan Dapeng
	Its:	Chief Financial Officer